Form 10-Q
period 1995-06-30
CNB BANCSHARES INC
filed 1995-08-03
CIK 724198

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934


                          FOR THE QUARTER PERIOD ENDED

                                 JUNE 30, 1995

                  CNB BANCSHARES, INC.                                       0-11510
(Exact name of registrant as specified in its charter)                (Commission file number)


                        INDIANA                                               35-1568731
          (State or other jurisdiction of                                  (I.R.S. Employer
           incorporation or organization)                               Identification Number)


      20 N.W. THIRD STREET, EVANSVILLE, INDIANA                                  47739
       (Address of principal executive office)                                (Zip Code)


                                              (812) 464-3400
                            (Registrant's telephone number, including area code)


                                             NOT APPLICABLE
          (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                              ------       -----

  As of July 21, 1995, there were 14,702,069 outstanding shares, without par value, of the registrant.

Exhibit index is on page 23.

                                     INDEX

                                                                        Page No.
                                                                        --------

PART I.         Financial Information

    Item 1.         Financial Statements:

                    Consolidated Balance Sheet......................    1

                    Consolidated Condensed Statement
                      of Income.....................................    2

                    Consolidated Condensed Statement of
                      Changes in Shareholders' Equity...............    3

                    Consolidated Statement of Cash Flows............    4

                    Notes to Consolidated Financial Statements......    5 - 10

     Item 2.        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.    11 - 20

PART II.        Other Information...................................    21

Signatures..........................................................    22

Exhibit Index.......................................................    23

PART I.  FINANCIAL INFORMATION
ITEM  I.  FINANCIAL STATEMENTS

                             CNB Bancshares, Inc.
                          Consolidated Balance Sheet
                     (In thousands except for share data)
                                 (Unaudited)

                                                                                    June 30,         December 31,     June 30,
                                                                                      1995              1994            1994
                                                                                      ----              ----            ----
Assets
- ------
   Cash & due from banks                                                           $  114,146        $  105,638       $  90,617
   Interest bearing deposits in other banks                                             1,716             5,171          14,653
   Federal funds sold and securities purchased under agreements to resell              11,674            16,200          13,250
                                                                                   ----------        ----------       ---------
      Total cash and cash equivalents                                                 127,536           127,009         118,520
   Real estate loans held for sale                                                      5,346             1,260           3,065
   Investment securities available for sale                                           285,971           221,418         286,536
   Investment securities held to maturity
      (Market value $505,985 at June 30, 1995, $520,873 at
        December 31, 1994, and $494,440 at June 30, 1994)                             510,164           549,861         510,163
   Loans:
     Commercial, real estate and consumer loans, net of unearned interest           1,933,405         1,917,982       1,753,495
     Less:  Allowance for loan losses                                                  26,543            26,615          24,169
                                                                                   ----------        ----------      ----------
       Net loans                                                                    1,906,862         1,891,367       1,729,326
   Premises & equipment                                                                60,030            59,584          59,737
   Other real estate owned                                                              1,946             2,943           3,686
   Interest receivable and other assets                                                66,438            65,645          58,242
                                                                                   ----------        ----------      ----------

         Total assets                                                              $2,964,293        $2,919,087      $2,769,275
                                                                                   ==========        ==========      ==========

Liabilities
- -----------
   Deposits:
     Non-interest bearing                                                          $  290,850        $  297,954 $       274,164
     Interest bearing                                                               1,975,234         1,944,689       1,915,795
                                                                                   ----------        ----------      ----------
       Total deposits                                                               2,266,084         2,242,643       2,189,959
   Securities sold under repurchase agreements                                        324,013           319,965         241,567
   Federal funds purchased                                                             21,925            27,000          34,020
   Other short-term borrowings                                                         14,136             9,938          13,520
   Long-term debt                                                                      67,334            58,077          44,930
   Interest payable and other liabilities                                              30,194            24,204          20,095
                                                                                   ----------        ----------      ----------
         Total liabilities                                                          2,723,686         2,681,827       2,544,091

Shareholders' equity
- --------------------
   Preferred stock, no par or stated value
     Shares authorized & unissued: 2,000,000
   Common stock, $1 stated value
     Shares authorized: 50,000,000
     Shares issued: 14,738,412 at June 30, 1995, 15,008,636 at
       December 31, 1994, and 13,247,678 at June 30, 1994                              14,738            15,009          13,248
   Capital surplus                                                                    194,527           202,945         156,801
   Retained earnings                                                                   29,471            21,125          54,476
   Net unrealized gains (losses) on investment securities available for sale            1,871            (1,819)            659
                                                                                   ----------        ----------      ----------
         Total shareholders' equity                                                   240,607           237,260         225,184
                                                                                   ----------        ----------      ----------

         Total liabilities & shareholders' equity                                  $2,964,293        $2,919,087      $2,769,275
                                                                                   ==========        ==========      ==========


See notes to consolidated financial statements.

                             CNB Bancshares, Inc.
                  Consolidated Condensed Statement of Income
                     (In thousands, except for share data)
                                  (Unaudited)

                                                                Three Months Ended                 Six Months Ended
                                                                     June 30,                           June 30,
                                                               1995            1994              1995            1994
                                                               ----            ----              ----            ----
Interest Income
 Loans, including fees:
  Taxable                                                  $    43,960      $    34,968      $    86,831      $    67,966
  Tax exempt                                                       422              389              861              766
 Investment securities:
  Taxable                                                       11,474           10,141           22,550           18,663
  Tax exempt                                                     1,176            1,214            2,372            2,394
 Real estate loans held for sale                                    78              154              128              626
 Federal funds sold and securities purchased
  under agreements to resell                                       185              131              433              545
 Interest bearing deposits in other banks                           48              125              121              248
                                                           -----------      -----------      -----------      -----------
     Total interest income                                      57,343           47,122          113,296           91,208

Interest Expense
 Deposits                                                       21,999           17,641           42,754           35,389
 Short-term borrowings                                           4,699            2,418            9,196            3,487
 Long-term debt                                                  1,086              906            2,195            1,788
                                                           -----------      -----------      -----------      -----------
     Total interest expense                                     27,784           20,965           54,145           40,664
                                                           -----------      -----------      -----------      -----------

Net Interest Income                                             29,559           26,157           59,151           50,544
Provision for loan losses                                        1,462            1,476            2,966            2,778
                                                           -----------      -----------      -----------      -----------
Net Interest Income After Provision For Loan Losses             28,097           24,681           56,185           47,766

Non-Interest Income
 Net securities gains                                            1,072              718            1,120            1,339
 Other non-interest income                                       8,705            8,350           17,550           17,991
                                                           -----------      -----------      -----------      -----------
     Total non-interest income                                   9,777            9,068           18,670           19,330

Non-Interest Expense
 Salaries, benefits, occupancy,
  other operating expenses                                      26,118           23,738           52,056           47,721
                                                           -----------      -----------      -----------      -----------

Income Before Income Taxes                                      11,756           10,011           22,799           19,375
Income taxes                                                     4,319            3,498            8,377            6,551
                                                           -----------      -----------      -----------      -----------

Net Income                                                 $     7,437      $     6,513      $    14,422      $    12,824
                                                           ===========      ===========      ===========      ===========

Net Income Per Share:
 Primary Net Income Per Share                              $      0.50      $      0.45      $      0.97      $      0.89
                                                           ===========      ===========      ===========      ===========


 Fully Diluted Net Income Per Share                        $      0.50      $      0.44      $      0.97      $      0.86
                                                           ===========      ===========      ===========      ===========

Average shares outstanding                                  14,880,238       14,456,945       14,940,555       14,451,153
                                                           ===========      ===========      ===========      ===========



See notes to consolidated financial statements.

                             CNB Bancshares, Inc.

      Consolidated Condensed Statement of Changes in Shareholders' Equity
                                (In thousands)
                                  (Unaudited)


                                                        Three Months Ended        Six Months Ended
                                                             June 30,                 June 30,
                                                        1995        1994          1995         1994
                                                      --------    --------      ---------    --------
Beginning Balance                                     $242,074    $226,304      $ 237,260    $224,303
   Net income                                            7,437       6,513         14,422      12,824
   Cash dividends declared                              (3,110)     (3,357)        (6,076)     (5,826)
   Purchase and retirement of common stock              (8,448)     (3,475)       (10,856)     (5,566)
   Issued pursuant to employee benefit plans                --          --            219         385
   Dividends reinvested                                    731         708          1,492       1,316
   Stock options exercised                                 130         112            241         217
   Exercise and conversion of stock
      purchase contracts and debentures                     33          75            215       2,008
   Change in unrealized gains/losses on
      investment securities available for sale           1,760      (1,696)         3,690      (4,477)
                                                      --------    --------      ---------    --------
Ending Balance                                        $240,607    $225,184      $ 240,607    $225,184
                                                      ========    ========      =========    ========

See notes to consolidated financial statements.

                             CNB Bancshares, Inc.
                     Consolidated Statement of Cash Flows
                                (In thousands)
                                  (Unaudited)


                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                          1995           1994
Operating Activities:
  Net income                                                                            $ 14,422       $ 12,824
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                          4,936          4,085
    Provision for loan losses                                                              2,966          2,778
    Amortization of securities' premiums and discounts                                       813          1,361
    Net gains on securities                                                               (1,120)        (1,339)
    Loans originated for sale                                                            (19,080)       (29,178)
    Proceeds from sale of loans                                                           14,994         54,547
    (Increase) decrease in other assets, net of amortization                              (3,936)         2,579
    Increase (decrease) in other liabilities                                               5,878         (4,185)
                                                                                        --------        -------
Net Cash Provided by Operating Activities                                                 19,873         43,472

Investing Activities:
  Proceeds from the maturity of investment securities available for sale                  37,904        100,567
  Proceeds from the sale of investment securities available for sale                     107,634        123,792
  Purchase of investment securities available for sale                                  (180,754)       (70,546)
  Proceeds from the maturity of investment securities held to maturity                    23,059         33,252
  Purchase of investment securities held to maturity                                      (6,515)      (289,745)
  Net increase in loans                                                                  (17,965)       (93,744)
  Purchase of bank premises and equipment                                                 (3,294)        (3,101)
                                                                                        --------        --------
Net Cash Used by Investing Activities                                                    (39,931)      (199,525)

Financing Activities:
  Net increase (decrease) in deposits                                                     23,429        (19,125)
  Net increase in short-term borrowings                                                    2,587        142,782
  Payment of long-term debt                                                              (11,358)        (6,011)
  Proceeds from long-term borrowings                                                      20,795          2,962
  Proceeds from exercise of stock options                                                    241            217
  Payment of cash dividends                                                               (5,745)        (5,578)
  Proceeds from common stock issued for dividend reinvestment plan                         1,492          1,316
  Purchase and retirement of common stock                                                (10,856)        (5,566)
                                                                                        --------        --------
Net Cash Provided by Financing Activities                                                 20,585        110,997
                                                                                        --------        --------

Net Increase (Decrease) in Cash and Cash Equivalents                                         527        (45,056)

Cash and Cash Equivalents at January 1,                                                  127,009        163,576
                                                                                        --------        --------

Cash and Cash Equivalents at June 30,                                                   $127,536       $118,520
                                                                                        ========       =========

Supplemental disclosure:
  Cash paid for:
    Interest                                                                            $ 49,381       $ 40,152
    Income taxes                                                                           9,497          7,953
  Non-cash investing and financing activities:
    Other real estate transfers                                                              496            572
    Stock issued in exchange of debentures and equity contracts                              223          2,132
    Reclassification of investment securities available for sale, related to merger       22,492

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES

  The consolidated financial statements include the accounts of CNB Bancshares, Inc. (Corporation) and its wholly-owned subsidiaries, after elimination of all material intercompany accounts and transactions.

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and do not include all the information and footnotes required for a complete presentation of statements. The Corporation's accounting and reporting policies for interim financial reporting are consistent with those followed for annual financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods reported have been included in the foregoing interim consolidated financial statements. The interim results of operations presented are not necessarily indicative of the results that may be expected for the full year. A description of the Corporation's current accounting policies is contained in the 1994 Annual Report to Shareholders.

NOTE 2:  ACCOUNTING FOR IMPAIRED LOANS

  Effective January 1, 1995, the Corporation adopted Financial Accounting Standards Board Statement No. 114 "Accounting by Creditors for Impairment of a Loan" (FAS 114) which was amended by statement No. 118. These accounting standards require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the underlying collateral. The adoption of these standards did not have a material impact on the Corporation's financial position or results of operations since the method prescribed by the standard was not significantly different from that historically used by the Corporation.

NOTE 3:  BUSINESS COMBINATIONS

  On February 1, 1995, the Corporation issued 652,447 shares of its common stock in exchange for all of the outstanding shares of King City Federal Savings Bank, Mt. Vernon, Illinois (King City). In addition, the Corporation reserved an additional 57,467 shares for future issuance due to outstanding King City stock options. The Corporation issued 480,334 shares of its common stock on February 10, 1995, in exchange for all of the outstanding shares of Harrisburg Bancshares, Inc., holding company for the Harrisburg National Bank, Harrisburg, Illinois, (Harrisburg) and the minority interests of Harrisburg. Both mergers were accounted for under the pooling of interests method of accounting and, accordingly, all financial data of the Corporation for prior periods has been restated to include the financial position and operating results of King City and Harrisburg. On May 6, 1995, First National Bank of Effingham, a wholly-owned subsidiary of the Corporation, was merged into Harrisburg and the resulting institution was renamed Citizens Bank of Illinois, N.A. On June 24, 1995, King City was also merged into Citizens Bank of Illinois, N.A.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 3:  BUSINESS COMBINATIONS, CONTINUED

  On December 1, 1994, the Corporation issued 416,775 shares of its common stock in exchange for all of the outstanding common shares of Citizens Realty and Insurance, Inc., Evansville, Indiana. The transaction was accounted for under the pooling of interests method of accounting and, accordingly, all financial data of the Corporation for prior periods has been restated to include the financial position and operating results of Citizens Realty and Insurance, Inc.

  Effective August 30, 1994, the Corporation issued 157,875 shares of its common stock in exchange for all of the outstanding shares of Oakland City Bancshares Corp., holding company for First Bank & Trust Company of Oakland City (First
Bank), and the minority interests of First Bank. At that time, First Bank was merged into the Corporation's lead bank, The Citizens National Bank of Evansville. On July 1, 1994, the Corporation issued 445,443 shares of its common stock in exchange for all of the outstanding common stock of Union Bank and Trust Company, Morganfield, Kentucky (Union). Union was renamed Citizens Bank of Kentucky at that time. Simultaneous with the merger, Peoples Bank and Trust Company, and the Morganfield office of First Federal Savings Bank of Kentucky, both wholly-owned subsidiaries of the Corporation, were merged into Citizens Bank of Kentucky. On September 30, 1994, the Corporation merged three other of its subsidiary banks (CNB Bank of Kentucky, First Federal Savings Bank of Kentucky and Citizens Bank of Kentucky, N.A.) into Citizens Bank of Kentucky. These mergers were accounted for under the pooling of interests method of accounting without restatement of prior periods as the amounts involved were not material to the Corporation's financial results.

  On October 18, 1994, the Corporation signed a definitive agreement to acquire all of the outstanding shares of The Bank of Orleans, Indiana (Orleans). Under terms of the agreement, the Corporation will issue approximately 319,000 shares of its common stock. The transaction will be accounted for under the pooling of interests method of accounting and is subject to approval by Orleans' shareholders. Although the Corporation anticipates that the merger will be consummated effective August 5, 1995, there can be no assurance that the acquisition will be completed. At June 30, 1995, The Bank of Orleans had total assets and shareholders' equity of $58,298,000 and $5,774,000, respectively.

  On December 13, 1994, the Corporation signed a definitive agreement to acquire all of the outstanding shares of UF Bancorp, Inc. (UF), parent company for Union Federal Savings Bank, Evansville, Indiana. Under terms of the agreement, the Corporation will issue approximately 2,258,000 shares of its common stock and will reserve an additional 173,000 shares for future issuance due to outstanding UF Bancorp options. The transaction will be accounted for under the pooling of interests method of accounting and is subject to approval by UF shareholders. Although the Corporation anticipates that the merger will be consummated effective August 5, 1995, there can be no assurance that the merger will be completed. At June 30, 1995, UF Bancorp had total assets and shareholders' equity of $563,195,000 and $43,440,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 3:  BUSINESS COMBINATIONS, CONTINUED

  On April 7, 1995, the Corporation announced the signing of an agreement whereby a wholly-owned subsidiary, Citizens Bank of Western Indiana will acquire the four Indiana offices and assume the deposit liabilities of Household Bank, f.s.b., (Household) a subsidiary of Household International. The transaction will be accounted for under the purchase method of accounting and is anticipated to be consummated effective August 5, 1995. At June 30, 1995, the four Household offices had total deposits of approximately $80,000,000.

NOTE 4:  INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

                                                       GROSS        GROSS
                                          AMORTIZED  UNREALIZED  UNREALIZED    MARKET
                                            COST       GAINS       LOSSES       VALUE
Investment Securities Available for Sale
  at June 30, 1995:
    U.S. Treasury                          $ 40,089      $  332     $  (394)   $ 40,027
    Federal agencies:
      Bonds and notes                        85,231       2,604      (1,369)     86,466
      Mortgage-backed securities            142,465       4,204      (2,389)    144,280
    State and municipal securities            3,885         386        (195)      4,076
    Other securities                         11,252         187        (317)     11,122
- ---------------------------------------------------------------------------------------
          Total                            $282,922      $7,713     $(4,664)   $285,971
=======================================================================================

Investment Securities Held to Maturity
  at June 30, 1995:
    Federal agencies:
      Bonds and notes                      $    547     $    22    $    (12)   $    557
      Mortgage-backed securities            426,856       7,392     (14,016)    420,232
    State and municipal                      79,107       5,455      (2,966)     81,596
    Other securities                          3,654          45         (99)      3,600
- ---------------------------------------------------------------------------------------
          Total                            $510,164     $12,914    $(17,093)   $505,985
=======================================================================================

  Net unrealized gains or (losses) on investment securities available for sale, net of tax, at December 31, 1994 and June 30, 1995 and 1994, were ($1,819,000),
$1,871,000 and $659,000, respectively. The amortized cost and estimated market value of investment securities at June 30, 1995, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 4:  INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY,
       CONTINUED

                                           INVESTMENT SECURITIES   INVESTMENT SECURITIES
                                             AVAILABLE FOR SALE       HELD TO MATURITY
                                            AMORTIZED    MARKET     AMORTIZED    MARKET
                                              COST       VALUE        COST       VALUE
Maturity distribution
  at June 30, 1995:
   Due in one year or less                  $ 51,353   $ 50,910     $ 10,674   $ 11,553
   Due after one year through five years      73,441     74,736       31,090     32,369
   Due after five years through ten years        624        751       31,589     31,881
   Due after ten years                         4,610      4,833        9,955      9,950
   Mortgage-backed securities                142,465    144,280      426,856    420,232
- ---------------------------------------------------------------------------------------
      Total debt securities                  272,493    275,510      510,164    505,985
- ---------------------------------------------------------------------------------------
   Equity securities                          10,429     10,461
- ---------------------------------------------------------------------------------------
      Total                                 $282,922   $285,971     $510,164   $505,985
=======================================================================================

  During the quarter ended March 31, 1995, $22,492,000 of investment securities were transferred from held to maturity to available for sale. This reclassification was necessitated to conform the investment portfolios of two recently acquired institutions to the Corporation's policy for credit risk and interest rate risk.

  Proceeds from sales of investment securities available for sale during the six months ended June 30, 1995, were $105,394,000. Gross gains and losses realized on those sales were as follows. The gains related to investment securities held to maturity were due to the call of certain securities prior to their maturities.

                                      INVESTMENT          INVESTMENT
                                      SECURITIES          SECURITIES
                                  AVAILABLE FOR SALE   HELD TO MATURITY    TOTAL
SIX MONTHS ENDED JUNE 30, 1995
 Gross gains from sales
   and called bonds                     $1,323                $29         $1,352
 Gross losses from sales                  (232)                 0           (232)
- ---------------------------------------------------------------------------------
     Net securities gains               $1,091                $29         $1,120
=================================================================================

NOTE 5: INTEREST RATE CONTRACTS

  Through the purchase of interest rate cap agreements, (caps) the Corporation has reduced the potential impact of increased interest rates on its costs to acquire certain repurchase agreements and long-term borrowings being hedged. These caps entitle the Corporation to receive periodic payments from counterparties based upon the notional amount of the caps and the excess of the index rate over the strike price. Amortization of premiums paid for interest rate caps totaled $639,000 and $378,000 for the six months ended June 30, 1995 and 1994, respectively. This expense was offset by counterparty reimbursements of $742,000 during the six months ended June 30, 1995. No counterparty reimbursements were received during the six months ended June 30, 1994.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 5:  INTEREST RATE CONTRACTS, CONTINUED

  At June 30, 1995, the notional amount of the interest rate caps was $135,000,000. The caps are indexed to LIBOR with contract strike prices ranging from 4 percent to 7 percent and mature in 1997. The carrying value and estimated market value of the caps at June 30, 1995, was $2,142,000 and $1,983,000, respectively. The Corporation is exposed to credit losses in the event of nonperformance by the counterparties but has no off-balance sheet credit risk of accounting loss. Although collateral or other security is not obtained, the Corporation minimizes its credit risk by monitoring the credit standing of the counterparties and anticipates that the counterparties will be able to fully satisfy their obligation under the agreements.

NOTE 6:  NET INCOME PER SHARE

  Primary net income per share has been computed by dividing net income by the weighted average number of common shares outstanding during each period. Fully diluted net income per share has been computed based on the weighted average number of common and common equivalent shares outstanding during each period assuming conversion of the convertible subordinated debentures into common shares and the elimination from net income of the related interest expense, less income tax effect. The common equivalent shares and assumed conversion of the convertible subordinated debentures into common shares had no materially dilutive effect on primary net income per share for either the three months or six months ended June 30, 1995. All share data included in the notes to the financial statements and Management's Discussion and Analysis has been adjusted for the one-for-ten stock dividend declared on October 18, 1994.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 7:  LONG-TERM DEBT (IN THOUSANDS)
                                                           June 30,         December 31,         June 30,
                                                             1995               1994               1994
                                                           --------         ------------         --------
Convertible subordinated debentures,
  7.50%, redemption of $1,125 annually beginning in
    2001, balance due 2011                                 $ 6,636              $ 6,785          $ 7,899

Redeemable subordinated debentures, 9.50% due 1997           2,192                2,266            2,272

Notes payable:
  9.75%, payable in 1994                                                                           1,800

  9.81%, payable $600 annually through 1996,                 3,600                3,600            4,200
    balance due in 1997

  7.25%, adjusted with changes in Prime,                                                           2,197
    payable $75 quarterly through 1998

  6.81%, adjusted monthly with changes in LIBOR,
    payable $250 quarterly through 2000                      6,000

  6.25% , adjusted quarterly with changes in LIBOR,                               6,000            6,500
    payable $250 quarterly through 2000

  10.00%, payable in 2000                                                         3,250            3,250

Federal Home Loan Bank advances:
  6.11%, adjusted monthly with changes in LIBOR,
    payable in 1995                                         10,000               10,000

  6.21%, adjusted quarterly with changes in LIBOR,
    payable in 1997                                          9,838

  6.25%, adjusted quarterly with changes in LIBOR,
    payable in 1999                                          5,000                5,000

Mortgage notes payable:
  2.00%, payable $75 annually including interest,
    due year 2032 (Federal Urban Development
    Grant Program)                                           1,941                1,977            1,977

Revolving credit agreement:
  6.81%, adjusted monthly with changes in LIBOR,
    balance due 1997                                         5,000

Notes payable, revolving credit agreement, secured by
  finance receivables:
  6.88%, adjusted quarterly with changes in LIBOR           13,650                9,102            5,413

  Fixed rate borrowings at 7.50% to 8.20%, payable
    in 1995                                                                       6,500            6,500

Other, including capitalized leases                          3,477                3,597            2,922
                                                           -------              -------          -------

    Total                                                  $67,334              $58,077          $44,930
=========================================================================================================

  Qualifying unencumbered mortgage loans held in the loan portfolio that equal at least 170 percent of the aggregate amount of advances have been pledged as collateral for the Federal Home Loan Bank advances.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
- --------

  Net income for the three months ended June 30, 1995, was $7,437,000, an increase of 14.2 percent over the $6,513,000 earned in the same period of 1994. Fully diluted net income per share increased by 13.6 percent to $.50 for the three months ended June 30, 1995 compared to $.44 for the three months ended June 30, 1994. Net income for the first six months of 1995 was $14,422,000 compared to $12,824,000 earned in the same period of 1994, an increase of 12.5 percent. Fully diluted earnings per share was $.97 and $.86 for the six months ended June 30, 1995 and 1994, respectively. The earnings improvement was due to an improvement in the net interest margin and continued growth in earning assets which resulted in a 17.0 percent increase in net interest income over the first six months of 1994. The net interest margin was 4.50 percent for the six months ended June 30, 1995 compared to 4.21 percent for the six months ended June 30, 1994. During the first half of 1995, average earning assets were 9.2 percent greater than during the same period of 1994.

  Net income of $7,437,000 and fully diluted net income per share of $.50 for the second quarter of 1995 were also increased over 1995 first quarter results of $6,985,000 and $.47 per share.

  The Corporation's total assets at June 30, 1995, were $2,964,293,000, which were 7.0 percent greater than the $2,769,275,000 at June 30, 1994, and 1.5 percent greater than total assets at December 31, 1994. Total loans of $1,933,405,000 at June 30, 1995, were increased from $1,917,982,000 at December
31, 1994, and $1,753,495,000 from one year ago.

  Annualized returns on average assets and average shareholders' equity for the six months ended June 30, 1995, were .99 percent and 11.94 percent, respectively, compared with .95 percent and 11.49 percent for the same period of 1994. For the quarter ended June 30, 1995, annualized returns on average assets and average shareholders' equity were 1.02 percent and 12.32 percent, respectively, compared to .95 percent and 11.59 percent in the second quarter of 1994.

   Cash dividends of $.21 per share were declared during the second quarter of 1995 compared with $.20 per share during the same period of 1994, representing an increase of 5.0 percent. For the six months ended June 30, 1995 and 1994, total dividends declared were $6,076,000 and $5,826,000, respectively.

NET INTEREST INCOME
- -------------------

  Net interest income is the Corporation's largest component of income and represents the difference between interest and fees earned on loans and investments and the interest paid on interest bearing liabilities. Net interest income was $59,151,000 for the six months ended June 30, 1995, compared with $50,544,000 for the same period in 1994. Net interest income for the most recent quarter was $29,559,000 compared to $26,157,000 for the three months ended June 30, 1994. The increased net interest income was the result of a 7.3 percent and 9.2 percent increase in average earning assets on a quarter and year-to-date basis, respectively, compared to 1994 periods, and an improved net interest margin. Net interest income for the most recent quarter was $33,000 less than the $29,592,000 recorded in the first quarter of 1995 due to the effects of a slightly lower net interest margin offsetting a $2,687,000 increase in average earning assets.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET INTEREST INCOME, CONTINUED
- ------------------------------

  The interest margin is a percentage computed by dividing net interest income on a fully taxable equivalent basis ("FTE") by average earning assets and represents a measure of basic earnings on interest bearing assets held by the Corporation. The annualized net interest margins were 4.50 percent and 4.21 percent, respectively, for the six months ended June 30, 1995 and 1994. Average earning assets for the six months ended June 30, 1995, increased to $2,721,550,000 from $2,493,016,000 for the same period in 1994. Average loans increased by $223,398,000 to $1,914,662,000 for the first six months of 1995 and represented 70.4 percent of earning assets compared to 67.8 percent in 1994. Investment securities increased by 6.4 percent for the first six months of 1995 compared to 1994 and represented 28.8 percent and 29.6 percent of earning assets for the first half of 1995 and 1994, respectively. The increase in the prime lending rate by 300 basis points since the beginning of 1994 has resulted in loans, particularly commercial loans, repricing to a greater extent than deposits and borrowed funds. This, along with increased loan demand, has contributed to an increase in the net interest margin for the most recent quarter to 4.47 percent compared to 4.26 percent for the same period of 1994. The net interest margin for the first quarter of 1995 was 4.53 percent.

  An ongoing objective of the Corporation's asset/liability management policy is to match rate-adjustable assets and liabilities at similar maturity horizons so that changes in interest rates will not result in wide fluctuations in net interest income. The rate sensitivity position is computed for various repricing intervals by calculating rate sensitivity gaps. The Corporation had a cumulative one-year positive gap on June 30, 1995, of $74,714,000 which represented 2.7 percent of the $2,745,227,000 in earning assets at that date and, in the opinion of management, represented a relatively balanced position. Net interest income at financial institutions with positive gaps tends to be increased in periods of rising interest rates and decline as interest rates fall.

NON-INTEREST INCOME
- -------------------

  During the first six months of 1995, non-interest income, which includes deposit fees, insurance commissions, trust fees, credit card and non-interest fees on loans, net gains and servicing fees on real estate loans sold, brokerage commissions, and net securities gains, was $18,670,000 compared to $19,330,000 reported for the same period in 1994. Net security gains of $1,120,000 were recorded during the first two quarters of 1995 compared to $1,339,000 for the same period of 1994. Security gains of $1,072,000 were recorded during the second quarter of 1995 as the Corporation chose to minimize the increased prepayment risks in the current interest rate environment by selling certain higher coupon 15 year and balloon mortgage backed securities. Proceeds were reinvested in mortgage backed securities and agency bonds. The 1994 gains resulted as the Corporation took advantage of a steep yield curve by selling certain U.S. Treasury notes at gains and reinvesting the proceeds in mortgage-backed securities with higher current yields and only slightly longer estimated average lives. Non-interest income excluding net securities gains totaled $17,550,000, which represented a decrease of 2.5 percent over the same period of 1994. Non-interest income for the second quarter of 1995 was 7.8 percent greater than that reported for the same quarter of 1994. Non-interest income excluding net securities gains for the most recent quarter was increased by 4.3 percent from the $8,350,000 for the second quarter of 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON-INTEREST INCOME, CONTINUED
- ------------------------------

NON-INTEREST INCOME
- --------------------------------------------------------------------------------
(IN THOUSANDS)
                                                  SIX MONTHS ENDED
                                                       JUNE 30,      INCREASE
                                                    1995      1994  (DECREASE)

Service charges on deposit accounts              $ 4,720   $ 4,089    $   631
Insurance premiums and commissions                 3,164     3,508       (344)
Trust fees                                         2,561     2,213        348
Credit card and other non-interest fees on loans   2,111     1,661        450
Brokerage commissions                              1,349     1,106        243
Other fees and commissions                         1,163     1,087         76
Net gains and servicing fees on real estate
  loans sold                                         709     1,289       (580)
Net securities gains                               1,120     1,339       (219)
Other                                              1,773     3,038     (1,265)
                                                 -------   -------    -------
    Total non-interest income                    $18,670   $19,330    $  (660)
=============================================================================

  Service charges on deposit accounts were increased by $631,000 or 15.4 percent due to increased volumes and revised fee schedules. Revenues from insurance premiums and commissions decreased by $344,000 during the first half of 1995 compared to 1994. Profit-sharing bonuses received during the first six months of 1995, which are experience related and associated with prior year property and casualty policies, were $413,000 lower than payments received during the same period of 1994. Trust fees, based primarily on the market value of assets under management, increased by $348,000 or 15.7 percent compared to the first six months of 1994 due to an increase in the number of accounts and an increase in the market value of assets managed. Credit card and other non-interest fees on loans increased by $450,000 over the comparable period last year. Greater volumes from a larger customer base resulted in credit card merchant and interchange fees increasing by $237,000. Loan application fees also increased over the same period last year due to increased marketing which has resulted in a greater volume. Brokerage commissions were increased by $243,000 or 22.0 percent, as the Corporation continues to expand this fee-based, non-traditional banking product. Net gains and servicing fees on real estate loans decreased by $580,000 during the first half of 1995 compared to 1994. The volume of new mortgage loan originations and refinancings has declined as interest rates have risen over the past year. Additionally, the Corporation has elected to hold certain residential mortgage loans in its portfolio due to the current interest rate environment rather than selling the loans in the secondary market. Customers have generally elected adjustable-rate or shorter-term balloon mortgages in the current interest rate environment, which are held in the loan portfolio, rather than longer-term, fixed rate loans that the Corporation generally sells. Gains on the sale of mortgage loans were $189,000 for the first six months of 1995 compared to $737,000 for the comparable period of 1994. The volume of mortgage loan originations has recently increased as interest rates have fallen and gains on the sale of mortgage loans were $129,000 for the most recent quarter compared to $60,000 in the first quarter of 1995. Other income decreased to $1,773,000 during the six months ended June 30, 1995 from $3,038,000 for the comparable period of 1994. The first quarter of 1994 included gains of $364,000 and $479,000, respectively, associated with the sale and change in market

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON INTEREST INCOME, CONTINUED
- ------------------------------

value of interest rate caps in accordance with hedge accounting rules where the hedged liabilities were terminated during the first quarter of 1994. Gains on the sale of other real estate in 1994 accounted for $129,000 of the remaining decline in other income compared to the first six months of the current year.

NON-INTEREST EXPENSE
- --------------------

  Non-interest expense, which includes personnel, occupancy costs, equipment and other operating expenses was $52,056,000 for the six months ended June 30, 1995, compared to $47,721,000 for the same period of 1994, an increase of 9.1 percent.

NON-INTEREST EXPENSE
- -----------------------------------------------------------------------------
(IN THOUSANDS)
                                              SIX MONTHS ENDED
                                                  JUNE 30,           INCREASE
                                                1995      1994      (DECREASE)
Salaries and employee benefits               $25,392   $24,325         $1,067
Net occupancy expense                          3,519     3,492             27
Equipment expense                              2,958     2,876             82
Data processing and other services             5,413     2,756          2,657
FDIC assessments                               2,517     2,542            (25)
Professional fees                              1,784     1,695             89
Advertising and promotion                      1,527     1,185            342
Printing and supplies                          1,566     1,380            186
Postage and freight                            1,410     1,157            253
Amortization of intangible assets                741       741
Other                                          5,229     5,572           (343)
                                             -------   -------         ------
 Total non-interest expense                  $52,056   $47,721         $4,335
=============================================================================

  Salaries and employee benefits increased by $1,067,000 or 4.4 percent for the six month period in 1995 over 1994. This increase was generally due to normal salary increases, additional staff and related expenses associated with increased business activity. Data processing and other services in 1995 have increased by $2,657,000 primarily due to the agreement with ALLTEL Information Services Inc., which provides data processing software systems and computer equipment and operates the Corporation's data processing facility. The agreement was effective December 1992 but provided for a transition to the full contracted service over a period which ended December 31, 1994. Increased data processing expenses have been partially offset by reductions in personnel, equipment and other expenses as the agreement became fully effective January 1, 1995. In addition to on-going processing expenses, 1995 expense includes approximately $200,000 of expense associated with the upcoming merger with UF Bancorp. Advertising and promotion expense increased by $342,000 during the first half of 1995 compared to 1994 due to increased marketing efforts related to loan and deposit promotions, Corporate identity promotions due to mergers and acquisitions and generally higher levels of business activity. Expenses for printing and supplies and postage and freight have increased by $186,000 and $253,000, respectively, during the first

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON-INTEREST EXPENSE, CONTINUED:
- --------------------------------

six months of 1995 compared to 1994 due primarily to the acquisition, merger and conversion of the Corporation's Illinois banks, completed during June 1995. Postage expense was also negatively impacted by the increased postal rates, effective January 1, 1995. Other expenses were decreased by $343,000 during the first six months of 1995 compared to the same period of 1994. Operating expenses, including ceding fees and policy reserves, related to the life insurance subsidiary which was formed during the first quarter of 1994, decreased by $123,000 during the first half of 1995 compared to 1994 as required reserves have stabilized. Expenses related to the management of other real estate owned was reduced by $201,000 during the first six months of 1995 compared to the same period of 1994 as several properties have been sold.

  The Corporation continues its efforts to maintain control of its operating costs and has implemented several strategies to further improve operating efficiencies, including consolidating certain subsidiary banks in adjacent markets and centralizing backroom operations. Operating expenses as a percentage of revenues, commonly referred to as the efficiency ratio, improved from 66.81 percent to 65.58 percent during the first six months of 1994 and 1995, respectively. This ratio was further improved to 65.12 percent for the most recent quarter.

INCOME TAX EXPENSE
- ------------------

  Income tax expense was $8,377,000 for the six months ended June 30, 1995, compared with $6,551,000 for the same period in 1994. The effective tax rate for the current period increased to 36.7 percent from 33.8 percent for the six months ended June 30, 1994. This increase is primarily due to the acquisition of Citizens Realty and Insurance, Inc., which did not pay corporate income tax in 1994 as the former shareholders elected to be treated as an S Corporation for income tax purposes. As such, the corporate income was passed directly to the shareholders and combined with their taxable income on their personal returns. Additionally, the Corporation continues to derive a lesser portion of its total revenue from tax-exempt sources as the supply of qualified tax-exempt securities and loans is limited.

LOANS
- -----

  Total loans were $1,933,405,000 at June 30, 1995, compared to $1,753,495,000 at June 30, 1994, and $1,917,982,000 at December 31, 1994. The loan portfolio was increased by $15.4 million from year-end 1994 and by 10.3 percent from one year ago. Commercial and industrial loans and agricultural production loans grew by 18.9 percent and 44.9 percent, respectively, from June 30, 1994. Commercial and industrial loans were also increased by $15.7 million from year-end. Tax exempt loans declined from one year ago by $1.5 million. Total real estate mortgage loans were $17.5 million greater at June 30, 1995, than at December 31, 1994, and $108.2 million greater than one year ago. The Corporation has continued to experience demand for new residential real estate mortgage loans, but has seen the demand for mortgage refinancings diminish due to the present interest rate environment. Customer preference in the current rate environment has shifted to adjustable rate and fixed rate 15-year and shorter term balloon residential real estate loans, which the Corporation generally holds rather than selling in the secondary market. In addition to residential real estate mortgages reported as loans, the Corporation held $5,346,000 and $1,260,000 of real estate loans for sale at June 30, 1995, and December 31, 1994, respectively, which were anticipated to be sold in the secondary market. These loans were $3,065,000 at June 30, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LOANS, CONTINUED
- ----------------

  Consumer loans at June 30, 1995, were $13.3 million or 2.7 percent greater than at June 30, 1994, but $19.3 million less than at December 31, 1994. Much of this growth during the past year has related to direct mail and in-office promotions, for both fixed and variable rate automobile and other personal loans. Direct consumer loan demand has continued through 1995. New indirect volume of consumer loans purchased through automobile dealers, however, has not been sufficient to replace normal payments and payoffs and these balances have declined since year-end. The Corporation's choice to not match what were considered low rates by competitors in certain markets has resulted in the decreasing indirect loan portfolio. Credit card outstandings were $35,372,000 at June 30, 1995, which represented an increase of 13.6 percent from June 30, 1994 due to increased marketing efforts, but were approximately $2.5 million less than at December 31, 1994, which were seasonally high at that time.

LOANS OUTSTANDING
- ---------------------------------------------------------------------------
(IN THOUSANDS)
                                     JUNE 30,    DECEMBER 31,   JUNE 30,
                                       1995          1994         1994

Commercial and industrial loans     $  287,277    $  271,566   $  241,556
Agricultural production loans           45,661        42,093       31,511
Tax exempt loans                        23,154        25,248       24,668
Real estate mortgage loans:
  Commercial                           275,167       271,442      268,334
  Agricultural                          36,439        36,593       35,131
  Construction                          60,028        64,699       42,490
  Residential                          703,344       684,700      620,812
  Consumer loans                       502,335       521,641      488,993
                                    ----------    ----------   ----------
       Total loans                  $1,933,405    $1,917,982   $1,753,495
=========================================================================

  The Corporation's loan portfolio contains no loans to foreign governments, foreign enterprises, foreign operations of domestic companies, nor any concentrations to borrowers engaged in the same or similar industries that exceed 10 percent of total loans.

LOAN QUALITY
- ------------

  The allowance for loan losses is maintained at a level considered adequate to absorb potential loan losses based upon quarterly evaluations of the loan portfolio by management and the boards of directors of the Corporation and each subsidiary bank. These evaluations include consideration of past loan loss experience, changes in the composition of the portfolio, the volume and condition of loans outstanding, expected cash flows or the observable market price of the loans or the fair value of the collateral for impaired loans, as well as current economic conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LOAN QUALITY, CONTINUED
- -----------------------

  The allowance for loan losses was $26,543,000 at June 30, 1995, representing
1.37 percent of total loans, compared with $24,169,000 at June 30, 1994, which represented 1.38 percent of total loans. At December 31, 1994, the allowance for loan losses was $26,615,000 and represented 1.39 percent of total loans. Annualized net charge-offs to average loans increased to .32 percent during the first two quarters of 1995 from .15 percent for the same period of 1994, substantially as a result of increased credit card and consumer loan charge-offs and write-downs at recently acquired banks which had previously been fully provided for by pre-merger additions to reserves. The provision for loan losses to average loans was .31 percent and .33 percent for the six months ending June 30, 1995, and 1994, respectively. The allowance for loan losses to non-performing loans at June 30, 1995, and 1994, and at December 31, 1994, were
152.1 percent, 147.4 percent, and 177.2 percent, respectively.

SUMMARY OF ALLOWANCE FOR LOAN LOSSES
- --------------------------------------------------------------
(IN THOUSANDS)
                                             SIX MONTHS ENDED
                                                  JUNE 30,
                                              1995        1994

Beginning balance                         $ 26,615    $ 22,629
      Provision for loan losses              2,966       2,778
      Loans charged-off                     (3,975)     (2,169)
      Recoveries of loans previously           937         931
       charged-off
                                          --------    --------
Ending balance                            $ 26,543    $ 24,169
==============================================================

- --------------------------------------------------------------
Percent of total loans                        1.37%       1.38%
==============================================================

  Non-performing loans consist of loans past due 90 days or more, loans classified as troubled debt restructurings and loans on nonaccrual status. Although these loans have more than a normal risk of loss, they will not necessarily result in a higher level of charge-offs in the future. As indicated by the following table, the Corporation's non-performing loans as of June 30, 1995 totaled $17,447,000, an increase of $2,426,000 from December 31, 1994. The non-performing loans to total loans ratio was .90 percent on June 30, 1995, as compared to .93 percent on June 30, 1994, and .78 percent on December 31, 1994. In addition to loans classified as non-performing, there were other loans totaling $7,458,000, at June 30, 1995, where the borrowers are experiencing difficulties and management is closely monitoring the borrowers' abilities to comply with payment terms. However, conditions at this time do not warrant classification as non-performing loans.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON-PERFORMING LOANS
- --------------------------------------------------------------------------------
(IN THOUSANDS)


                                           JUNE 30,   DECEMBER 31,   JUNE 30,
                                             1995        1994          1994
Nonaccrual loans:
  Commercial, agricultural, and tax exempt $ 2,633      $ 3,175      $ 3,194
  Real estate mortgage                       8,988        5,868        8,151
  Consumer                                   2,095        1,980        1,981
                                           -------      -------      -------
      Total nonaccrual                      13,716       11,023       13,326

Restructured loans:
  Commercial, agricultural, and tax exempt     846          892          908
  Real estate mortgage                         191          168          194
  Consumer                                                    5
                                           -------      -------      -------
      Total restructured                     1,037        1,065        1,102

90 days or more past due:
  Commercial, agricultural, and tax exempt     442          241          112
  Real estate mortgage                         827        1,488        1,255
  Consumer                                   1,425        1,204          597
                                           -------      -------      -------
      Total 90 days or more past due         2,694        2,933        1,964
                                           -------      -------      -------
  Total non-performing loans               $17,447      $15,021      $16,392
============================================================================
- ----------------------------------------------------------------------------
  Percent of total loans                       .90%         .78%         .93%
============================================================================

DEPOSITS AND OTHER SOURCES OF FUNDS
- -----------------------------------

  Total deposits were $2,266,084,000 at June 30, 1995, compared to $2,189,959,000 and $2,242,643,000 at June 30, 1994, and December 31, 1994,
respectively. Interest bearing and non-interest bearing deposits were increased from June 30, 1994, by 3.1 percent and 6.1 percent, respectively. Since December 31, 1994, non-interest bearing deposits, which were seasonally high at year-end, declined by $7.1 million and interest bearing deposits increased by $30.5 million. The mix of interest bearing deposits is moving from liquid interest bearing transaction accounts to certificates of deposits and other time deposits as customer preference has shifted in response to competitive pricing on these longer-term deposit products.

  Securities sold under repurchase agreements (repos) generally involve a slightly lower cost of funds than do certificates of deposit and are offered by the banks to their commercial customer base as a part of a corporate cash management service and as an alternative to short-term certificates. Securities sold under repurchase agreements were $324,013,000, $241,567,000, and $319,965,000 at June 30, 1995, June 30, 1994, and December 31, 1994,
respectively. Much of the outstanding repurchase agreement balances were acquired in the national money market and used to fund the increase in residential mortgages and the purchase of mortgage-backed securities. These repos are partially hedged by interest-rate caps as previously discussed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INVESTMENT SECURITIES
- ---------------------

  Total investment securities available for sale and held to maturity represented 29.0 percent of earning assets at June 30, 1995 compared to 30.9 percent and 28.4 percent at June 30, 1994 and December 31, 1994, respectively. The portfolio has continued to shift toward investments in mortgage-backed securities, predominately underwritten to the standards of, and guaranteed by government sponsored agencies. These securities generally yield 70-100 basis points more than comparable U.S. Treasury securities. Mortgage-backed securities differ from traditional debt securities in that they have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying mortgages. Prepayment rates generally can be expected to increase during periods of lower interest rates as the underlying mortgages are refinanced at lower market rates. Conversely, the average lives of these securities generally are extended as interest rates increase. The estimated average life of these securities and the overall portfolio was 3.5 years and 3.8 years, respectively, at June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

  Liquidity is a measure of the Corporation's ability to meet its customers' present and future deposit withdrawals and increased loan demand without unduly penalizing earnings. The Corporation manages its liquidity needs through a coordinated asset/liability management program directed by the Funds Management and Investment Committee.

  Liquidity is provided by projecting credit demand and other financial needs and then maintaining sufficient cash and assets readily convertible into cash to meet these requirements. The Corporation has provided for its liquidity needs through growth in core deposits, maturing loans and investments in its securities portfolio, and by maintaining adequate balances in other short-term securities and money market assets. At June 30, 1995, the Corporation had $133,116,000 in investment securities maturing within one year. The Corporation additionally has federal funds lines and other borrowing sources available to it and its banks. Investment securities maturing within one year and unused borrowing sources was considered by management to provide adequate liquidity in view of projected needs.

  Total shareholders' equity at June 30, 1995, was $240,607,000, compared to $237,260,000 at December 31, 1994. The Federal Reserve Board has established a minimum leverage ratio of 3.0 percent for the most highly rated bank holding companies that do not anticipate significant growth. All other institutions are required to maintain a ratio of 4.0 to 5.0 percent depending on their particular circumstances and risk profile. This ratio is defined as shareholders' equity less intangible assets, as a percentage of the sum of total assets less intangible assets, and is sometimes referred to as tangible equity to tangible assets. The tangible equity to tangible asset ratio at June 30, 1995, was 7.48 percent as compared to 7.57 percent at the end of 1994. The Federal Reserve Board has also adopted risk-based capital guidelines which assign various risk weightings to assets and off-balance sheet items and set minimum capital requirements. Banks are required to have core capital (Tier 1) of at least 4.0 percent of risk weighted assets and total capital of 8.0 percent of risk weighted assets. Tier 1 capital consists primarily of shareholders' equity less goodwill; and total capital consists of Tier 1 capital, certain long-term debt and convertible debentures and a portion of the allowance for loan losses.
Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, institutions must have a leverage ratio of 5.0 percent or above, Tier 1 capital to risk-based assets of 6.0 percent or above, and total

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED
- ------------------------------------------

capital to risk-based assets of 10.0 percent or above in order to qualify as well capitalized. The Federal Reserve has proposed regulations which would revise the current risk-based capital guidelines to include a measurement of interest rate risk. The proposed change would not have a material impact to the Corporation's capital ratios based on its interest rate sensitivity position.
At June 30, 1995, the Corporation's leverage, Tier 1 and total capital ratios were 7.48 percent, 11.48 percent, and 13.19 percent, respectively, well above all regulatory minimums. Furthermore, each of the Corporation's subsidiary banks was rated as "well capitalized" by the Federal Deposit Insurance Corporation at year-end 1994. The Corporation is not aware of any current recommendations by its regulatory authorities or any other known trends, events, or uncertainties that will have or that are reasonably likely to have a material effect on its liquidity, capital resources, or operations.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS                                         NONE

ITEM 2.      CHANGES IN SECURITIES                                     NONE

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                           NONE

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       NONE

ITEM 5.      OTHER INFORMATION                                         NONE

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

             Exhibits
             --------
             a.  The following exhibit is submitted herewith:
                 11 - Statement regarding computation of per share earnings

             Reports on Form 8-K
             -------------------
             b. A report on Form 8-K dated May 23, 1995 was filed regarding the restated supplemental consolidated financial statements of the Corporation giving retroactive effect to the completion of the mergers with King City Federal Savings Bank and Harrisburg Bancshares, Inc.

                 A report on Form 8-K dated June 15, 1995 was filed regarding the amended financial statements of UF
                 Bancorp, Inc.

                 A report on Form 8-K dated June 26, 1995 was filed regarding the 10-Q/A (Second Amendment) of UF
                 Bancorp, Inc. for the quarter ended March 31, 1995.

- -----------------------------------------------------------------------------
No other information is required to be filed under Part II of the form.

                              CNB BANCSHARES, INC.
                                   FORM 10-Q


SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CNB Bancshares, Inc.
                                               -------------------------------
                                                         (Registrant)



 Date  August 2, 1995  by  /s/ H. Lee Cooper
       ----------------    -------------------------------
                           H. Lee Cooper, Chairman of the
                           Board and Chief Executive Officer



Date  August 2, 1995  by  /s/ Ralph L. Alley
      ----------------    -------------------------------
                          Ralph L. Alley, Senior Vice President
                          and Controller, Treasurer
                          (Principal Accounting Officer)

EXHIBIT INDEX



Reg. S-K
Exhibit No.              Description of Exhibit            Page
- -----------              ----------------------            ----

  11                Statement regarding computation of
                    per share earnings                      24