Form 10-Q
period 1995-09-30
CNB BANCSHARES INC
filed 1995-11-14
CIK 724198

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         FOR THE QUARTER PERIOD ENDED

                              SEPTEMBER 30, 1995



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


                                NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                 ---      ---

     As of October 31, 1995, there were 17,808,141 outstanding shares, without par value, of the registrant.

Exhibit index is on page 25.

                                     INDEX

                                                                  Page No.
                                                                  --------
PART I.   Financial Information

  Item 1.   Financial Statements:

            Consolidated Balance Sheet..........................  1

            Consolidated Condensed Statement
              of Income.........................................  2

            Consolidated Condensed Statement of
              Changes in Shareholders' Equity...................  3

            Consolidated Statement of Cash Flows................  4

            Notes to Consolidated Financial Statements..........  5 - 11

  Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations.....  12 - 22

PART II.  Other Information.....................................  23

Signatures......................................................  24

Exhibit Index...................................................  25

PART 1. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                              CNB BANCSHARES, INC.
                           Consolidated Balance Sheet
                      (In thousands except for share data)
                                  (Unaudited)

                                                                              SEPTEMBER 30,      DECEMBER 31,   SEPTEMBER 30,
                                                                                  1995              1994            1994
                                                                               ----------        ----------     ----------
Assets
------
    Cash & due from banks                                                      $  100,906        $  120,331     $  105,414
    Interest bearing deposits in other banks                                        3,117             7,342         18,340
    Federal funds sold and securities purchased under agreements to resell          9,526            29,700         15,750
                                                                               ----------        ----------     ----------
        TOTAL CASH AND CASH EQUIVALENTS                                           113,549           157,373        139,504
    Real estate loans held for sale                                                15,076            11,666         17,301
    Investment securities available for sale                                      604,749           509,447        490,584
    Investment securities held to maturity
        (Market value $563,841 at September 30, 1995, $520,873 at
          December 31, 1994, and $546,282 at September 30, 1994)                  565,450           549,861        568,099
    Loans, net of unearned income                                               2,179,234         2,118,126      2,042,973
    Less: Allowance for loan losses                                                28,446            28,502         27,440
                                                                               ----------        ----------     ----------
        NET LOANS                                                               2,150,788         2,089,624      2,015,533
    Premises & equipment                                                           67,275            68,503         70,493
    Other real estate owned                                                         2,391             3,849          4,964
    Interest receivable and other assets                                           90,360            71,016         71,178
                                                                               ----------        ----------     ----------
        TOTAL ASSETS                                                           $3,609,638        $3,461,339     $3,377,656
                                                                               ==========        ==========     ==========
Liabilities
-----------
    Deposits:
      Non-interest bearing                                                     $  295,634        $  307,809     $  296,506
      Interest bearing                                                          2,493,264         2,287,647      2,347,191
                                                                               ----------        ----------     ----------
        TOTAL DEPOSITS                                                          2,788,898         2,595,456      2,643,697
    Securities sold under repurchase agreements                                   309,786           319,965        310,752
    Federal funds purchased                                                        20,070            27,000         27,280
    Other short-term borrowings                                                    12,477             9,938         11,262
    Long-term debt                                                                153,954           210,061         74,559
    Interest payable and other liabilities                                         36,066            25,091         24,396
                                                                               ----------        ----------     ----------
        TOTAL LIABILITIES                                                       3,321,251         3,187,511      3,091,946

Shareholders' equity
--------------------
    Preferred stock, no par or stated value
      Shares authorized & unissued: 2,000,000
    Common stock, $1 stated value
      Shares authorized: 50,000,000
      Shares issued: 17,853,193 at September 30, 1995, 17,204,746 at
        December 31, 1994, and 15,642,151 at September 30, 1994                    17,853            17,205         15,642
    Capital surplus                                                               247,597           239,533        186,070
    Retained earnings                                                              21,007            25,024         83,857
    Net unrealized gains (losses) on investment securities available for
     sale                                                                           1,930            (7,934)           141
                                                                               ----------        ----------     ----------
        TOTAL SHAREHOLDERS' EQUITY                                                288,387           273,828        285,710
                                                                               ----------        ----------     ----------
        TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                               $3,609,638        $3,461,339     $3,377,656
                                                                               ==========        ==========     ==========

See notes to consolidated financial statements.

                                                                    Page l of 26

                                                       CNB BANCSHARES, INC.
                                            CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                               (In thousands, except for share data)
                                                            (Unaudited)

                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                                                   1995               1994              1995                1994
                                                                   ----               ----              ----                ----
INTEREST INCOME
  Loans, including fees:
    Taxable                                                 $    49,733        $    41,657        $   144,776        $   117,544
    Tax exempt                                                      420                423              1,281              1,189
  Investment securities:
    Taxable                                                      17,657             14,010             50,561             40,366
    Tax exempt                                                    1,325              1,240              3,697              3,635
  Real estate loans held for sale                                   562                405              1,411              2,299
  Federal funds sold and securities purchased
    under agreements to resell                                      331                217                993                878
  Interest bearing deposits in other banks                           55                148                269                494
                                                            -----------        -----------        -----------        -----------
      Total interest income                                      70,083             58,100            202,988            166,405

INTEREST EXPENSE
  Deposits                                                       28,734             21,715             79,510             64,830
  Short-term borrowings                                           4,464              3,510             13,660              6,997
  Long-term debt                                                  3,374              1,635             10,631              5,570
                                                            -----------        -----------        -----------        -----------
      Total interest expense                                     36,572             26,860            103,801             77,397
                                                            -----------        -----------        -----------        -----------

NET INTEREST INCOME                                              33,511             31,240             99,187             89,008
Provision for loan losses                                           979              1,997              4,030              5,225
                                                            -----------        -----------        -----------        -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              32,532             29,243             95,157             83,783

NON-INTEREST INCOME
  Net securities gains                                               86                157              1,288              1,496
  Other non-interest income                                      12,412             12,125             33,273             35,243
                                                            -----------        -----------        -----------        -----------
      Total non-interest income                                  12,498             12,282             34,561             36,739

NON-INTEREST EXPENSE
  Salaries, benefits, occupancy,
    other operating expenses                                     29,068             28,292             88,030             83,780
                                                            -----------        -----------        -----------        -----------

INCOME BEFORE INCOME TAXES                                       15,962             13,233             41,688             36,742
Income taxes                                                      5,926              4,663             15,407             12,825
                                                            -----------        -----------        -----------        -----------

NET INCOME                                                  $    10,036        $     8,570        $    26,281        $    23,917
                                                            ===========        ===========        ===========        ===========

NET INCOME PER SHARE:
  PRIMARY NET INCOME PER SHARE                              $      0.55        $      0.47        $      1.44        $      1.33
                                                            ===========        ===========        ===========        ===========

  FULLY DILUTED NET INCOME PER SHARE                        $      0.55        $      0.46        $      1.44        $      1.31
                                                            ===========        ===========        ===========        ===========

AVERAGE AND EQUIVALENT SHARES OUTSTANDING                    18,147,678         18,320,771         18,267,703         18,041,783
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

                                                       CNB BANCSHARES, INC.
                                CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                          (In thousands)
                                                            (Unaudited)

                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                                                   1995               1994              1995                1994
                                                                   ----               ----              ----                ----
BEGINNING BALANCE                                           $   284,272        $   273,339        $   273,828        $   271,778
  Net income                                                     10,036              8,570             26,281             23,917
  Cash dividends declared                                        (3,579)            (3,086)           (10,140)            (9,301)
  Purchase and retirement of common stock                       (10,410)            (2,041)           (21,265)            (9,847)
  Issuance of common stock related to
    acquisition of subsidiaries                                   5,879              9,969              5,879              9,969
  Issued pursuant to employee benefit plans                           -                  -                219                385
  Dividends reinvested                                              761                679              2,394              1,997
  Stock options exercised                                           643                 33              1,079                250
  Exercise and conversion of stock
    purchase contracts and debentures                                33                873                248              2,881
  Change in unrealized gains/losses on
   investment securities available for sale                         752             (2,626)             9,864             (6,319)
                                                            -----------        -----------        -----------        -----------
ENDING BALANCE                                              $   288,387        $   285,710        $   288,387        $   285,710
                                                            ===========        ===========        ===========        ===========

See notes to consolidated financial statements.

                             CNB Bancshares, Inc.
                     Consolidated Statement of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                       1995         1994
Operating Activities:
  Net income                                                        $  26,281   $  23,917
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                      8,048       6,769
     Provision for loan losses                                          4,030       5,225
     Amortization of securities' premiums and discounts                 1,118       2,062
     Net gains on securities                                           (1,288)     (1,496)
     Loans originated for sale                                       (131,375)   (413,439)
     Proceeds from sale of loans                                      127,965     434,638
     Increase in other assets, net of amortization                    (20,443)       (640)
     Increase (decrease) in other liabilities                           9,213      (1,369)
                                                                    ---------   ---------
Net Cash Provided by Operating Activities                              23,549      55,667

Investing Activities:
  Cash and cash equivalents of subsidiaries acquired, net of
   purchase price                                                       3,935       5,708
  Proceeds from the maturity of investment securities available
   for sale                                                            94,579     193,039
  Proceeds from the sale of investment securities available
   for sale                                                           175,122     156,249
  Purchase of investment securities available for sale               (313,213)   (122,858)
  Proceeds from the maturity of investment securities held to
   maturity                                                            37,123      48,036
  Purchase of investment securities held to maturity                  (62,716)   (343,972)
  Net increase in loans                                               (37,870)   (158,294)
  Purchase of bank premises and equipment                              (6,542)     (4,977)
                                                                    ---------   ---------
Net Cash Used by Investing Activities                                (109,582)   (227,069)

Financing Activities:
  Net increase (decrease) in deposits                                 140,703     (29,279)
  Net increase (decrease) in short-term borrowings                    (15,445)    202,684
  Payment of long-term debt                                          (189,711)   (103,869)
  Proceeds from long-term borrowings                                  133,795      72,265
  Proceeds from exercise of stock options                               1,079         250
  Payment of cash dividends                                            (9,341)     (8,898)
  Proceeds from common stock issued for dividend reinvestment
   plan                                                                 2,394       1,997
  Purchase and retirement of common stock                             (21,265)     (9,847)
                                                                    ---------   ---------
Net Cash Provided by Financing Activities                              42,209     125,303
                                                                    ---------   ---------

Net Decrease in Cash and Cash Equivalents                             (43,824)    (46,099)

Cash and Cash Equivalents at January 1,                               157,373     185,603
                                                                    ---------   ---------

Cash and Cash Equivalents at September 30,                          $ 113,549   $ 139,504
                                                                    =========   =========

Supplemental disclosure:
  Cash paid for:
    Interest                                                        $ 100,317   $  76,978
    Income taxes                                                       15,662      12,920
  Non-cash investing and financing activities:
    Common stock issued for acquisitions                                5,879       9,969
    Other real estate transfers                                         1,087         979
    Stock issued in exchange of debentures and equity contracts           258       3,057
    Reclassification of investment securities available for sale,
     related to merger                                                 22,492
    Premises and equipment reclassified to other assets                 3,285

                                                                   Page 4 of 26
See notes to consolidated financial statements.

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

NOTE 2:  ACCOUNTING FOR IMPAIRED LOANS

  Effective January 1, 1995, the Corporation adopted Financial Accounting Standards Board Statement No. 114 "Accounting by Creditors for Impairment of a Loan" which was amended by statement No. 118. These accounting standards require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the underlying collateral. The adoption of these standards did not have a material impact on the Corporation's financial position or results of operations since the method prescribed by the standard was not significantly different from that historically used by the Corporation.

NOTE 3:  ACCOUNTING FOR MORTGAGE SERVICING RIGHTS

  During May, 1995, the Financial Accounting Standards Board issued Statement No. 122, "Accounting for Mortgage Servicing Rights," (FAS 122) which amended Statement No. 65, "Accounting for Certain Mortgage Banking Activities." FAS 122 requires the recognition of originated mortgage servicing rights ("OMSRs"), as well as purchased mortgage servicing rights ("PMSRs"), as assets by allocating total costs incurred between the loan and the servicing rights based on their relative fair values. Under FAS No. 65, the cost of OMSRs was not recognized as an asset and was charged to earnings when the related loan was sold. FAS 122 also requires that all capitalized mortgage servicing rights ("MSRs") be evaluated for impairment based on the excess of the carrying amount of the MSRs over their fair value as of the financial statement date. The Corporation adopted FAS 122 effective January 1, 1995.

  The impact of recognizing OMSRs as assets in the Corporation's financial statements in accordance with FAS 122 was an increase in non-interest income of $165,000 and $324,000 for the three and nine months ended September 30, 1995, respectively. OMSRs of $337,000 were capitalized during the first nine months of 1995. For purposes of measuring impairment, the Corporation stratified MSRs on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 3:  ACCOUNTING FOR MORTGAGE SERVICING RIGHTS (CONTINUED)

the basis of loan term, interest rate and type of interest rate (fixed or adjustable). The servicing assets were reduced only by normal amortization of $13,000 and no valuation allowance was required at September 30, 1995.

NOTE 4:  BUSINESS COMBINATIONS

  On August 4, 1995, the Corporation issued 2,370,208 shares of its common stock in exchange for all of the outstanding common shares of UF Bancorp, Inc. (UF), parent company for Union Federal Savings Bank, Evansville, Indiana (Union Federal) and reserved 182,032 shares for future issuance due to outstanding UF stock options. At that time, Union Federal was merged into the Corporation's lead bank, The Citizens National Bank of Evansville. Simultaneous with the merger, certain Union Federal offices located outside the Evansville, Indiana, market were transferred, via purchase and assumption transactions, to other subsidiary banks of the Corporation operating in those markets. The merger was accounted for under the pooling of interests method of accounting and, accordingly, all financial data of the Corporation for prior periods has been restated to include the financial position and operating results of UF.

  Separate operating results of the combined entities for the periods prior to the merger were as follows:

                                 SIX MONTHS       NINE MONTHS
                                    ENDED            ENDED
                                JUNE 30, 1995  SEPTEMBER 30, 1994
    Net interest income:
       CNB Bancshares, Inc.        $59,150             $78,640
       UF Bancorp, Inc.              6,526              10,368
    ----------------------------------------------------------
         Combined                  $65,676             $89,008
    ==========================================================

    Net income:
       CNB Bancshares, Inc.        $14,519             $20,705
       UF Bancorp, Inc.              1,726               3,212
    ----------------------------------------------------------
         Combined                  $16,245             $23,917
    ==========================================================

  Effective August 4, 1995, the Corporation issued 334,420 shares of its common stock in exchange for all of the outstanding shares of The Bank of Orleans, Indiana (Orleans). The acquisition was accounted for under the pooling of interests method of accounting without restatement of prior periods, as the amounts involved were not material to the Corporation's financial results.

  Also on August 4, 1995, a subsidiary of the Corporation, Citizens Bank of Western Indiana, acquired the four Indiana offices of Household Bank, f.s.b., a subsidiary of Household International and assumed deposit liabilities of $78,879,000. Goodwill of $5,043,000 is being amortized on a straight-line basis over 15 years. The acquisition was accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements include the assets and liabilities from the August 4, 1995, transaction date forward.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 4:  BUSINESS COMBINATIONS (CONTINUED)

  On February 1, 1995, the Corporation issued 685,069 shares of its common stock in exchange for all of the outstanding shares of King City Federal Savings Bank, Mt. Vernon, Illinois (King City). In addition, the Corporation reserved an additional 60,340 shares for future issuance due to outstanding King City stock options. The Corporation issued 504,351 shares of its common stock on February 10, 1995, in exchange for all of the outstanding shares of Harrisburg Bancshares, Inc., holding company for the Harrisburg National Bank, Harrisburg, Illinois, (Harrisburg). Both mergers were accounted for under the pooling of interests method of accounting and, accordingly, all financial data of the Corporation for prior periods has been restated to include the financial position and operating results of King City and Harrisburg. On May 6, 1995, First National Bank of Effingham, a wholly-owned subsidiary of the Corporation, was merged into Harrisburg and the resulting institution was renamed Citizens Bank of Illinois, N.A. On June 24, 1995, King City was also merged into Citizens Bank of Illinois, N.A.

  On December 1, 1994, the Corporation issued 437,614 shares of its common stock in exchange for all of the outstanding common shares of Citizens Realty and Insurance, Inc., Evansville, Indiana. The transaction was accounted for under the pooling of interests method of accounting and, accordingly, all financial data of the Corporation for prior periods has been restated to include the financial position and operating results of Citizens Realty and Insurance, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 5:  INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

                                                          GROSS          GROSS
                                            AMORTIZED     UNREALIZED     UNREALIZED       MARKET
                                            COST          GAINS          LOSSES           VALUE
Investment Securities Available for Sale
  at September 30, 1995:
    U.S. Treasury                            $ 34,273         $  260        $  (299)     $ 34,234
    Federal agencies:
      Bonds and notes                         174,610          1,587           (373)      175,824
      Mortgage-backed securities              251,015          5,497         (3,360)      253,152
    State and municipal securities              3,718            219            (10)        3,927
    Collateralized mortgage obligations       117,242          2,005         (2,311)      116,936
    Other securities                           20,749            101           (174)       20,676
-------------------------------------------------------------------------------------------------
        Total                                $601,607         $9,669        $(6,527)     $604,749
=================================================================================================

Investment Securities Held to Maturity
  at September 30, 1995:
    Federal agencies:
      Bonds and notes                        $    524         $   16        $    (6)     $    534
      Mortgage-backed securities              464,813          1,705         (7,180)      459,338
    State and municipal                        96,703          5,399         (1,526)      100,576
    Collateralized mortgage obligations         3,410              6            (23)        3,393
-------------------------------------------------------------------------------------------------
        Total                                $565,450         $7,126        $(8,735)     $563,841
=================================================================================================


     Net unrealized gains or (losses) on investment securities available for sale, net of tax, at December 31, 1994 and September 30, 1995 and 1994, were ($7,934,000), $1,930,000 and $141,000, respectively. The amortized cost and estimated market value of investment securities at September 30, 1995, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              INVESTMENT SECURITIES    INVESTMENT SECURITIES
                                               AVAILABLE FOR SALE        HELD TO MATURITY
                                              AMORTIZED      MARKET    AMORTIZED      MARKET
                                                COST         VALUE       COST         VALUE
Maturity distribution
  at September 30, 1995:
    Due in one year or less                   $ 13,095     $ 13,151    $  8,239     $  8,304
    Due after one year through five years        2,144        2,256      26,697       27,991
    Due after five years through ten years     189,349      190,423       5,104        6,564
    Due after ten years                          8,013        8,155      57,187       58,251
    Mortgage-backed securities                 368,257      370,088     468,223      462,731
--------------------------------------------------------------------------------------------
      Total debt securities                    580,858      584,073     565,450      563,841
    Equity securities                           20,749       20,676
--------------------------------------------------------------------------------------------
      Total                                   $601,607     $604,749    $565,450     $563,841
============================================================================================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 5:  INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
         (CONTINUED)

  During the nine months ended September 30, 1995, $22,492,000 of investment securities were transferred from held to maturity to available for sale. This reclassification was necessitated to conform the investment portfolios of the recently acquired institutions, King City and Harrisburg, to the Corporation's policy for credit risk and interest rate risk.

  Proceeds from sales of investment securities available for sale during the nine months ended September 30, 1995, were $175,122,000. Gross gains and losses realized on those sales were as follows. The gains related to investment securities held to maturity were due to the call of certain securities prior to their maturities.

                                           INVESTMENT          INVESTMENT
                                           SECURITIES          SECURITIES
                                        AVAILABLE FOR SALE   HELD TO MATURITY    TOTAL

NINE MONTHS ENDED SEPTEMBER 30, 1995
  Gross gains from sales
    and called bonds                        $  2,535                $42         $  2,577
  Gross losses from sales                     (1,289  )                           (1,289)
-----------------------------------------------------------------------------------------
      Net securities gains                  $  1,246                $42         $  1,288
=========================================================================================

NOTE 6:  INTEREST RATE CONTRACTS

  Through the purchase of interest rate cap agreements, (caps) the Corporation has reduced the potential impact of increased interest rates related to certain repurchase agreements and long-term borrowings being hedged. These caps entitle the Corporation to receive periodic payments from counterparties based upon the notional amount of the caps and the excess of the index rate over the strike price. Amortization of premiums paid for interest rate caps totaled $962,000 and $675,000 for the nine months ended September 30, 1995 and 1994, respectively. This expense was offset by counterparty reimbursements of $1,059,000 during the nine months ended September 30, 1995, and $34,000 during the nine months ended September 30, 1994.

  At September 30, 1995, the notional amount of the interest rate caps was $135,000,000. The caps are indexed to LIBOR with contract strike prices ranging from 4 percent to 7 percent and mature in 1997. The carrying value and estimated market value of the caps at September 30, 1995, was $1,819,000 and $1,588,000, respectively. The Corporation is exposed to credit losses in the event of nonperformance by the counterparties but has no off-balance sheet credit risk of accounting loss. Although collateral or other security is not obtained, the Corporation minimizes its credit risk by monitoring the credit standing of the counterparties and anticipates that the counterparties will be able to fully satisfy their obligation under the agreements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 7:  STOCK DIVIDEND

  On October 18, 1994, the Corporation declared a one-for-ten stock dividend, distributed December 9, 1994. A one-for-twenty stock dividend was declared on October 18, 1995, payable November 20, 1995. All share data included in the financial statements, notes and Management's Discussion and Analysis has been adjusted for these stock dividends.

NOTE 8:  NET INCOME PER SHARE

  Primary net income per share has been computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during each period. Fully diluted net income per share has been computed based on the weighted average number of common and common share equivalents outstanding during each period assuming conversion of the convertible subordinated debentures into common shares and the elimination from net income of the related interest expense, less income tax effect. The assumed conversion of the convertible subordinated debentures into common shares had no materially dilutive effect on primary net income per share for either the three months or nine months ended September 30, 1995.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 9:  LONG-TERM DEBT (IN THOUSANDS)
                                     September 30,  December 31,  September 30,
                                         1995           1994          1994
                                     -------------  ------------  -------------
Convertible subordinated debentures,
 7.50%, redemption of $1,125 annually
  beginning in 2001, balance due 2011  $  6,601      $  6,785       $ 6,980

Redeemable subordinated debentures,
 9.50% due 1997                           2,192         2,266         2,266

Notes payable:

 9.81%, payable $600 annually through
  1996, balance due in 1997               3,600         3,600         4,200

 7.75%, adjusted with changes in Prime,
  payable $75 quarterly through 1998                                  2,196

 6.63%, adjusted monthly with
  changes in LIBOR, payable $250          5,750
  quarterly through 2000

 6.25%, adjusted quarterly with
   changes in LIBOR, payable $250
   quarterly through 2000                               6,000         6,250

 10.00%, payable in 2000                                3,250         3,250

Federal Home Loan Bank advances
 with weighted average rates of
 5.90%, 6.13% and 7.51% at
 September 30, 1995, December 31,
 1994,and September 30, 1994,
 respectively:

  Payable in 1994                                                     5,000

  Payable in 1995                        10,000       120,987        16,976

  Payable in 1996                        67,993        18,000         3,000

  Payable in 1997                         9,864

  Payable in 1999 and after              27,926        27,933         5,800

Mortgage notes payable:
 2.00%, payable $75 annually
  including interest,
  due year 2032 (Federal Urban
  Development Grant Program)              1,941         1,977         1,977

Notes payable, revolving credit
 agreement, secured by finance
 receivables:
 6.63%, adjusted quarterly with
  changes in LIBOR                       14,882         9,102         6,917

 Fixed rate borrowings at 7.50%
  to 8.20%, payable in 1995                             6,500         6,500

Other, including capitalized
 leases                                   3,205         3,661         3,247
                                       --------      --------       -------

   Total                               $153,954      $210,061       $74,559
================================================================================

  Qualifying unencumbered mortgage loans held in the loan portfolio that equal at least 170 percent of the aggregate amount of advances have been pledged as collateral for the Federal Home Loan Bank advances.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

  Net income for the three months ended September 30, 1995, was $10,036,000, an increase of 17.1 percent over the $8,570,000 earned in the same period of 1994. Fully diluted net income per share, adjusted for the 5% stock dividend declared October 18, 1995, increased by 19.6 percent to $.55 for the three months ended September 30, 1995 compared to $.46 for the three months ended September 30, 1994. Net income for the first nine months of 1995 was $26,281,000 compared to $23,917,000 earned in the same period of 1994, an increase of 9.9 percent. Fully diluted earnings per share was $1.44 and $1.31 for the nine months ended September 30, 1995 and 1994, respectively. The increased earnings improvement was due to an improved net interest margin and continued growth in earning assets which resulted in an 11.4 percent increase in net interest income over the first nine months of 1994. The net interest margin was 4.13 percent for the nine months ended September 30, 1995 compared to 4.05 percent for the nine months ended September 30, 1994. During the first nine months of 1995, average earning assets were 8.8 percent greater than during the same period of 1994.

  Net income of $10,036,000 and fully diluted net income per share of $.55 for the third quarter of 1995 were also increased over 1995 second quarter results of $8,331,000 and $.46 per share.

  The Corporation's total assets at September 30, 1995, were $3,609,638,000, which were 6.9 percent greater than the $3,377,656,000 at September 30, 1994, and 4.3 percent greater than total assets at December 31, 1994. Total loans of $2,179,234,000 at September 30, 1995, were increased from $2,118,126,000 at
December 31, 1994, and $2,042,973,000 from one year ago.

  Annualized returns on average assets and average shareholders' equity for the nine months ended September 30, 1995, were 1.00 percent and 12.30 percent, respectively, compared with .98 percent and 11.66 percent for the same period of 1994. For the quarter ended September 30, 1995, annualized returns on average assets and average shareholders' equity were 1.12 percent and 14.11 percent, respectively, compared to 1.03 percent and 12.15 percent in the third quarter of 1994.

  Cash dividends, adjusted for the 5 percent stock dividend declared October 18, 1995, of $.20 per share were declared during the third quarter of 1995 compared with $.19 per share during the same period of 1994, representing an increase of
5.3 percent. For the nine months ended September 30, 1995 and 1994, total dividends declared were $10,140,000 and $9,301,000, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET INTEREST INCOME
-------------------

  Net interest income is the Corporation's largest component of income and represents the difference between interest and fees earned on loans and investments and the interest paid on interest bearing liabilities. Net interest income was $99,187,000 for the nine months ended September 30, 1995, compared with $89,008,000 for the same period in 1994. Net interest income for the most recent quarter was $33,511,000 compared to $31,240,000 for the three months ended September 30, 1994. The increased net interest income was the result of an
8.1 percent and 8.8 percent increase in average earning assets on a quarter and year-to-date basis, respectively, compared to 1994 periods, and an improved net interest margin. Net interest income for the most recent quarter was $726,000 greater than the $32,785,000 recorded in the second quarter of 1995 due to the effects of a slightly lower net interest margin offsetting a $93,629,000 increase in average earning assets.

  The interest margin is a percentage computed by dividing net interest income on a fully taxable equivalent basis ("FTE") by average earning assets and represents a measure of basic earnings on interest bearing assets held by the Corporation. The annualized net interest margins were 4.13 percent and 4.05 percent, respectively, for the nine months ended September 30, 1995 and 1994. Average earning assets for the nine months ended September 30, 1995, increased to $3,284,685,000 from $3,019,177,000 for the same period in 1994. Average loans increased by $214,542,000 to $2,129,485,000 for the first nine months of 1995 and represented 64.8 percent of earning assets compared to 63.4 percent in 1994. Investment securities increased by 9.5 percent for the first nine months of 1995 compared to 1994 and represented 33.6 percent and 33.4 percent of earning assets for similar periods of 1995 and 1994, respectively. The prime lending rate has increased by 275 basis points since the beginning of 1994 resulting in loans, particularly commercial loans, repricing to a greater extent than deposits and borrowed funds. However, the prime rate has been less volatile during the current year, increasing by 50 basis points during the first half of 1995 and decreasing by 25 basis points during the third quarter. This has resulted in the net interest margin for the most recent quarter decreasing slightly to 4.07 percent compared to 4.21 percent and 4.13 percent for the first and second quarters of 1995. The net interest margin for the third quarter of 1994 was 4.10 percent.

  An ongoing objective of the Corporation's asset/liability management policy is to match rate-adjustable assets and liabilities at similar maturity horizons so that changes in interest rates will not result in wide fluctuations in net interest income. The rate sensitivity position is computed for various repricing intervals by calculating rate sensitivity gaps. The Corporation had a cumulative one-year positive gap on September 30, 1995, of $87,769,000 which represented
2.6 percent of the $3,377,152,000 in earning assets at that date and, in the opinion of management, represented a relatively balanced position. Net interest income at financial institutions with positive gaps tends to increase in periods of rising interest rates and decline as interest rates fall.

NON-INTEREST INCOME
-------------------

  During the first nine months of 1995, non-interest income, which includes deposit fees, insurance commissions, trust fees, credit card and other non-interest fees on loans, net gains and servicing fees on real estate loans sold, brokerage commissions, and net securities gains, was $34,561,000 compared to $36,739,000 reported for the same period in 1994. Net security gains of $1,288,000 were recorded during the first three quarters of 1995 compared to $1,496,000 for the same period of 1994. Security

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON-INTEREST INCOME (CONTINUED)
-------------------

gains of $1,072,000 were recorded during the second quarter of 1995 as the Corporation chose to minimize the increased prepayment risks in the then current interest rate environment by selling certain higher coupon 15 year and balloon mortgage backed securities. Proceeds were reinvested in mortgage backed securities and agency bonds. The 1994 gains resulted as the Corporation took advantage of a steep yield curve by selling certain U.S. Treasury notes at gains and reinvesting the proceeds in mortgage-backed securities with higher current yields and only slightly longer estimated average lives. Year-to-date non-interest income excluding net securities gains totaled $33,273,000, which represented a decrease of 5.6 percent over the same period of 1994. Non-interest income for the third quarter of 1995 was 1.8 percent greater than that reported for the same quarter of 1994. Non-interest income excluding net securities gains of $86,000 for the most recent quarter was increased by 2.4 percent from the $12,125,000 for the third quarter of 1994 and 15.6 percent or $1,678,000 greater than recorded for the second quarter of 1995.

NON-INTEREST INCOME
--------------------------------------------------------------------------------
(IN THOUSANDS)
                                              NINE MONTHS
                                                 ENDED
                                             SEPTEMBER 30,    INCREASE
                                             1995      1994  (DECREASE)

Service charges on deposit accounts       $ 7,943   $ 6,877    $ 1,066
Net gains and servicing fees on loans       5,560     6,126       (566)
 sold
Credit card and other non-interest fees     4,554     4,631        (77)
 on loans
Insurance premiums and commissions          4,640     5,084       (444)
Trust fees                                  3,847     3,341        506
Investment products fees                    2,214     2,001        213
Net securities gains                        1,288     1,496       (208)
Other                                       4,515     7,183     (2,668)
                                          -------   -------    -------
   Total non-interest income              $34,561   $36,739    $(2,178)
================================================================================

    Service charges on deposit accounts were increased by $1,066,000 or 15.5 percent due to increased volumes and revised fee schedules. Net gains and servicing fees on loans sold decreased by $566,000 during the first three quarters of 1995 compared to 1994. Two wholly-owned mortgage banking subsidiaries discontinued loan originations, one during the fourth quarter of 1993 and the second during the second quarter of 1995. These subsidiaries, based on the East and West Coasts and generating only marginal net operating results, did not coincide with the Corporation's strategic plans. The volume of mortgage loan originations and the resulting gains on sales of loans has decreased due to this discontinuation and due to interest rates which have risen over the past year. Additionally, the Corporation has elected to hold certain residential mortgage loans in its portfolio due to the current interest rate environment rather than selling the loans in the secondary market. During the quarter ended September 30, 1995, the Corporation sold mortgage servicing rights on a $220 million servicing portfolio, generating a gain of $1.8 million. The adoption of FAS 122, as discussed previously, resulted in additional income of $324,000 during the first three quarters of 1995. Revenues from insurance premiums and commissions decreased by $444,000 during the first three quarters of 1995 compared to

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON-INTEREST INCOME (CONTINUED)
-------------------

1994. Profit-sharing bonuses received during 1995, which are experience related and associated with prior year property and casualty policies, were $361,000 lower than payments received during the same period of 1994. Trust fees, based primarily on the market value of assets under management, increased by $506,000 or 15.1 percent compared to the first nine months of 1994 due to an increase in the number of accounts and an increase in the market value of assets managed. Other income decreased to $4,515,000 during the nine months ended September 30, 1995 from $7,254,000 for the comparable period of 1994. The first quarter of 1994 included gains of $364,000 and $479,000, respectively, associated with the sale and change in market value of interest rate caps in accordance with hedge accounting rules where the hedged liabilities were terminated during the first quarter of 1994. The sale of an inactive banking charter of a wholly-owned subsidiary generated a gain of $1,450,000 during the third quarter of 1994.

NON-INTEREST EXPENSE
--------------------

  Non-interest expense, which includes personnel, occupancy costs, equipment and other operating expenses was $88,030,000 for the nine months ended September 30, 1995, compared to $83,780,000 for the same period of 1994, an increase of 5.1 percent.

NON-INTEREST EXPENSE
--------------------------------------------------------------------------------
(IN THOUSANDS)
                                          NINE MONTHS
                                             ENDED
                                          SEPTEMBER 30,    INCREASE
                                         1995      1994   (DECREASE)

Salaries and employee benefits         $43,418   $41,839    $ 1,579
Occupancy expense                        5,968     5,938         30
Equipment expense                        5,058     5,072        (14)
Data processing and other services       8,832     5,264      3,568
FDIC assessments                         3,348     4,652     (1,304)
Professional fees                        2,798     2,642        156
Advertising and promotion                2,586     2,099        487
Printing and supplies                    2,706     2,314        392
Postage and freight                      2,314     1,993        321
Amortization of intangible assets        1,261     1,119        142
Other                                    9,741    10,848     (1,107)
                                       -------   -------    -------
 Total non-interest expense            $88,030   $83,780    $ 4,250
================================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON INTEREST EXPENSE, CONTINUED
--------------------

  Salaries and employee benefits increased by $1,579,000 or 3.8 percent for the nine month period in 1995 over 1994. This increase was generally due to normal salary increases, additional staff and related expenses associated with increased business activity. Data processing and other services in 1995 have increased by $3,568,000 primarily due to the agreement with ALLTEL Information Services Inc., which provides data processing software systems and computer equipment and operates the Corporation's data processing facility. The agreement was effective December 1992 but provided for a transition to the full contracted service over a period which ended December 31, 1994. Increased data processing expenses have been partially offset by reductions in personnel, equipment and other expenses as the agreement became fully effective January 1, 1995. In addition to on-going processing expenses, 1995 expense includes approximately $220,000 of expense associated with the conversion of UF Bancorp, which was merged with the Corporation during the third quarter of 1995. FDIC assessments decreased by $1,304,000 during the nine months ended September 30, 1995 compared the same period of 1994. The assessment rate was reduced from $.23 per $100 of deposits to $.04 due to the Bank Insurance Fund becoming fully capitalized effective June 1, 1995. Although the reduced FDIC rate is expected to continue in the fourth quarter of 1995 and full year 1996, legislation is currently pending in Congress that would impose a one-time assessment to recapitalizing the FDIC Savings Association Insurance Fund (SAIF). If enacted, the special assessment on the Corporation's SAIF insured deposits could be a pre-tax charge of approximately $7.3 million followed by reduced on-going assessments. Advertising and promotion expense increased by $487,000 during the first three quarters of 1995 compared to 1994 due to increased marketing efforts related to loan and deposit promotions, Corporate identity promotions due to mergers and acquisitions and generally higher levels of business activity. Expenses for printing and supplies and postage and freight have increased by $392,000 and $321,000, respectively, during the first nine months of 1995 compared to 1994 due primarily to the acquisition, merger and conversion of the Corporation's Illinois banks, completed during June 1995 and the acquisition of UF Bancorp and Household Bank, completed during August 1995. Postage expense was also negatively impacted by the increased postal rates, effective January 1, 1995. Other expenses were decreased by $1,107,000 during the first nine months of 1995 compared to the same period of 1994. Reserves for warranty losses of $791,000 were expensed during the nine months ended September 30, 1994. These reserves are for potential liabilities due to representations and warranties made to purchasers of loans and mortgage servicing rights of loans originated by two Union Federal mortgage banking companies. Nothing was charged to the warranty reserve in 1995. Expenses related to the management of other real estate owned were reduced by $207,000 during the first nine months of 1995 compared to the same period of 1994 as several properties have been sold.

  The Corporation continues its efforts to maintain control of its operating costs and has implemented several strategies to further improve operating efficiencies, including consolidating certain subsidiary banks in adjacent markets and centralizing backroom operations. Operating expenses as a percentage of revenues, commonly referred to as the efficiency ratio, improved from 65.40 percent to 64.67 percent during the first nine months of 1994 and 1995, respectively. This ratio was further improved to 62.06 percent for the most recent quarter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAX EXPENSE
------------------

  Income tax expense was $15,407,000 for the nine months ended September 30, 1995, compared with $12,825,000 for the same period in 1994. The effective tax rate for the current period increased to 37.0 percent from 34.9 percent for the nine months ended September 30, 1994. This increase is primarily due to the acquisition of Citizens Realty and Insurance, Inc., which did not pay corporate income tax in 1994 as the former shareholders elected to be treated as an S Corporation for income tax purposes. As such, the corporate income was passed directly to the shareholders and combined with their taxable income on their personal returns. Additionally, the Corporation continues to derive a lesser portion of its total revenue from tax-exempt sources as the supply of qualified tax-exempt securities and loans is limited.

LOANS
-----

  Total loans were $2,179,234,000 at September 30, 1995, compared to $2,042,973,000 at September 30, 1994, and $2,118,126,000 at December 31, 1994.
The loan portfolio was increased by $61.1 million from year-end 1994 and by $136.3 million or 6.7 percent from one year ago. Commercial and industrial loans and agricultural production loans grew by 9.3 percent and 17.5 percent, respectively, from September 30, 1994. Commercial and industrial loans were also increased by $15.9 million from year-end. Tax exempt loans declined from one year ago by $2.8 million. Total real estate mortgage loans were $47.3 million greater at September 30, 1995, than at December 31, 1994, and $115.5 million greater than one year ago. The Corporation has continued to experience demand for new residential real estate mortgage loans, but has seen the demand for mortgage refinancings diminish due to the present interest rate environment. Customer preference in the current rate environment has shifted from adjustable rate residential real estate loans to fixed rate 15-year and shorter term balloon loans which the Corporation generally holds rather than selling in the secondary market. In addition to residential real estate mortgages reported as loans, the Corporation held $15,076,000 and $11,666,000 of real estate loans for sale at September 30, 1995, and December 31, 1994, respectively, which were anticipated to be sold in the secondary market. These loans were $17,301,000 at September 30, 1994.

  Consumer loans at September 30, 1995, were $8.7 million or 1.6 percent less than at September 30, 1994, and $8.2 million less than at December 31, 1994. Direct consumer loan demand has continued through 1995 due to direct mail and in-office promotions, for both fixed and variable rate automobile and other personal loans. The volume of new indirect consumer loans purchased through automobile dealers, however, has not been sufficient to replace normal payments and payoffs and these balances have declined since year-end. The Corporation's choice to not match what were considered low rates by competitors in certain markets has resulted in the decreasing indirect loan portfolio. Credit card outstandings were $36,104,000 at September 30, 1995, which represented an increase of 4.4 percent from September 30, 1994 due to increased marketing efforts, but were approximately $3.7 million less than at December 31, 1994, which were seasonally high at that time.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LOANS OUTSTANDING
--------------------------------------------------------------------------------
(IN THOUSANDS)
                                   SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30,
                                       1995          1994           1994
Commercial and industrial loans    $  291,763    $  275,865     $  267,010
Agricultural production loans          50,600        42,093         43,053
Tax exempt loans                       22,891        25,248         25,675
Real estate mortgage loans:
    Commercial                        297,488       304,199        297,212
    Agricultural                       39,569        36,593         35,508
    Construction                       70,016        68,957         58,124
    Residential                       878,633       828,667        779,389
Consumer loans                        528,274       536,504        537,002
                                   ----------    ----------     ----------
       Total loans                 $2,179,234    $2,118,126     $2,042,973
=============================================================================

  The Corporation's loan portfolio contains no loans to foreign governments, foreign enterprises, foreign operations of domestic companies, nor any concentrations to borrowers engaged in the same or similar industries that exceed 10 percent of total loans.

LOAN QUALITY
------------

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

  The allowance for loan losses was $28,446,000 at September 30, 1995, representing 1.31 percent of total loans, compared with $27,440,000 at September 30, 1994, which represented 1.34 percent of total loans. At December 31, 1994, the allowance for loan losses was $28,502,000 and represented 1.35 percent of total loans. Annualized net charge-offs to average loans increased to .29 percent during the first three quarters of 1995 from .16 percent for the same period of 1994, substantially as a result of increased credit card and consumer loan charge-offs and write-downs at recently acquired banks which had previously been fully provided for by pre-merger additions to reserves. The provision for loan losses to average loans was .25 percent and .36 percent for the nine months ending September 30, 1995, and 1994, respectively. The allowance for loan losses to non-performing loans at September 30, 1995, and 1994, and at December 31, 1994, were 118.5 percent, 172.5 percent, and 178.4 percent, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SUMMARY OF ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------
(IN THOUSANDS)
                                            NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                            1995         1994
Beginning balance                         $ 28,502    $ 23,443
  Allowance of subsidiaries at                 600       1,118
   acquisition date
  Provision for loan losses                  4,030       5,225
  Loans charged-off                         (6,075)     (3,692)
  Recoveries                                 1,389       1,346
--------------------------------------------------------------------------------
Ending balance                            $ 28,446    $ 27,440
================================================================================

--------------------------------------------------------------------------------
Percent of total loans                        1.31%       1.34%
================================================================================

  Non-performing loans consist of loans past due 90 days or more but accruing, loans classified as troubled debt restructurings and loans on nonaccrual status. Although these loans have more than a normal risk of loss, they will not necessarily result in a higher level of charge-offs in the future. As indicated by the following table, the Corporation's non-performing loans as of September 30, 1995 totaled $23,999,000, an increase of $8,020,000 from December 31, 1994.
The non-performing loans to total loans ratio was 1.10 percent on September 30, 1995, as compared to .78 percent on September 30, 1994, and .75 percent on December 31, 1994. Non-accrual commercial loans at the end of the current period include a $4,500,000 loan where the borrower filed for protection under Chapter 11 of bankruptcy laws during September 1995. Management is closely monitoring this loan and the amount of loss cannot be determined at this time. Non-accrual real estate mortgage loans include two loans with balances totaling $5,400,000. Based on collateral value on these loans, the loss is not expected to exceed $1,000,000. In addition to loans classified as non-performing, there were other loans totaling $7,420,000, at September 30, 1995, where the borrowers are experiencing difficulties and management is closely monitoring the borrowers' abilities to comply with payment terms. However, conditions at this time do not warrant classification as non-performing.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NON-PERFORMING LOANS
--------------------------------------------------------------------------------
(IN THOUSANDS)
                                    SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                                        1995           1994            1994
Nonaccrual loans:
 Commercial, agricultural, and
   tax exempt                          $ 7,639        $ 3,945         $ 2,591
 Real estate mortgage                    9,758          6,053           6,541
 Consumer                                2,815          1,983           2,002
                                       -------        -------         -------
      Total nonaccrual                  20,212         11,981          11,134

Restructured loans:
 Commercial, agricultural, and
   tax exempt                              368            892           1,272
 Real estate mortgage                      565            168             276
 Consumer                                                   5
                                       -------        -------         -------
      Total restructured                   933          1,065           1,548

90 days or more past due:
 Commercial, agricultural, and
   tax exempt                              199            241             405
 Real estate mortgage                    1,475          1,488           1,822
 Consumer                                1,180          1,204           1,000
                                       -------        -------         -------
      Total 90 days or more past due     2,854          2,933           3,227
                                       -------        -------         -------
 Total non-performing loans            $23,999        $15,979         $15,909
===============================================================================

-------------------------------------------------------------------------------
 Percent of total loans                   1.10%           .75%            .78%
===============================================================================

DEPOSITS AND OTHER SOURCES OF FUNDS
-----------------------------------

  Total deposits were $2,788,898,000 at September 30, 1995, compared to $2,643,697,000 and $2,595,456,000 at September 30, 1994, and December 31, 1994,
respectively. While non-interest bearing deposits decreased from September 30, 1994 by $872,000, interest bearing deposits were increased by $146.1 million. Since December 31, 1994, non-interest bearing deposits, which were seasonally high at year-end, declined by $12.2 million and interest bearing deposits increased by $205.6 million. The mix of interest bearing deposits is moving from liquid interest bearing transaction accounts to certificates of deposits and other time deposits as customer preference has shifted in response to competitive pricing on these longer-term deposit products.

  Securities sold under repurchase agreements (repos) generally involve a slightly lower cost of funds than do certificates of deposit and are offered by the banks to their commercial customer base as a part of a corporate cash management service and as an alternative to short-term certificates. Securities sold under repurchase agreements were $309,786,000, $310,752,000, and $319,965,000 at September 30, 1995, September 30, 1994, and December 31, 1994,
respectively. Much of the outstanding repurchase agreement balances were acquired in the national money market and used to fund the increase in residential mortgages and the purchase of mortgage-backed securities. These repos are partially hedged by interest-rate caps as previously discussed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DEPOSITS AND OTHER SOURCES OF FUNDS (CONINUED)
-----------------------------------

  Long-term debt totaled $153,954,000 at September 30, 1995 compared to $74,559,000 at September 30, 1994 and $210,061,000 at December 31, 1994. The
$79.4 million increase in borrowings from one year ago is due to FHLB advances, a significant funding source utilized by entities acquired by the Corporation during 1995. As more cost-effective sources of funding became available, a portion of these advances was repaid.

INVESTMENT SECURITIES
---------------------

  Total investment securities available for sale and held to maturity represented 34.7 percent of earning assets at September 30, 1995 compared to
33.6 percent and 32.8 percent at September 30, 1994 and December 31, 1994, respectively. The portfolio has continued to shift toward investments in mortgage-backed securities, predominately underwritten to the standards of, and guaranteed by government sponsored agencies. These securities generally yield 70-100 basis points more than comparable U.S. Treasury securities. Mortgage-backed securities differ from traditional debt securities in that they have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying mortgages. Prepayment rates generally can be expected to increase during periods of lower interest rates as the underlying mortgages are refinanced at lower market rates. Conversely, the average lives of these securities generally are extended as interest rates increase. The estimated average life of these securities and the overall portfolio was 3.6 years and 3.9 years, respectively, at September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  Liquidity is a measure of the Corporation's ability to meet its customers' present and future deposit withdrawals and increased loan demand without unduly penalizing earnings. The Corporation manages its liquidity needs through a coordinated asset/liability management program directed by the Funds Management and Investment Committee.

  Liquidity is provided by projecting credit demand and other financial needs and then maintaining sufficient cash and assets readily convertible into cash or available federal funds lines to meet these requirements. The Corporation has provided for its liquidity needs through growth in core deposits, maturing loans and investments in its securities portfolio, and by maintaining adequate balances in other short-term securities and money market assets. At September 30, 1995, the Corporation had $144,228,000 in investment securities maturing within one year. The Corporation additionally has federal funds lines and other borrowing sources available to it and its banks. Investment securities maturing within one year and unused borrowing sources was considered by management to provide adequate liquidity in view of projected needs.

  Total shareholders' equity at September 30, 1995, was $288,387,000, compared to $273,828,000 at December 31, 1994. The Federal Reserve Board has established a minimum leverage ratio of 3.0 percent for the most highly rated bank holding companies that do not anticipate significant growth. All other institutions are required to maintain a ratio of 4.0 to 5.0 percent depending on their particular circumstances and risk profile. This ratio is defined as shareholders' equity less intangible assets, as a

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------

percentage of the sum of total assets less intangible assets, and is sometimes referred to as tangible equity to tangible assets. The tangible equity to tangible asset ratio at September 30, 1995, was 7.35 percent as compared to 7.60 percent at the end of 1994. The Federal Reserve Board has also adopted risk-based capital guidelines which assign various risk weightings to assets and off-balance sheet items and set minimum capital requirements. Banks are required to have core capital (Tier 1) of at least 4.0 percent of risk weighted assets and total capital of 8.0 percent of risk weighted assets. Tier 1 capital consists primarily of shareholders' equity less goodwill; and total capital consists of Tier 1 capital, certain long-term debt and convertible debentures and a portion of the allowance for loan losses. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, institutions must have a leverage ratio of 5.0 percent or above, Tier 1 capital to risk-based assets of 6.0 percent or above, and total capital to risk-based assets of 10.0 percent or above in order to qualify as well capitalized. The Federal Reserve has proposed regulations which would revise the current risk-based capital guidelines to include a measurement of interest rate risk. The proposed change would not have a material impact to the Corporation's capital ratios based on its interest rate sensitivity position. At September 30, 1995, the Corporation's leverage, Tier 1 and total capital ratios were 7.35 percent, 11.59 percent, and 13.23 percent, respectively, well above all regulatory minimums. Furthermore, each of the Corporation's subsidiary banks has been rated as "well capitalized" by the Federal Deposit Insurance Corporation. The Corporation is not aware of any current recommendations by its regulatory authorities or any other known trends, events, or uncertainties that will have or that are reasonably likely to have a material effect on its liquidity, capital resources, or operations.

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

          Exhibits
          --------
          a.  The following exhibit is submitted herewith:

              11 - Statement regarding computation of per share earnings

          Reports on Form 8-K
          -------------------
          b. A report on Form 8-K dated August 21, 1995, was filed regarding the announcements of the completion of the merger of UF Bancorp, Inc. with CNB Bancshares, Inc. and the completion of the merger of The Bank of Orleans, Indiana, with CNB Bancshares, Inc. The report also disclosed the completion of the acquisition of the Indiana branches of Household Bank, f.s.b. a subsidiary of Household International by CNB Bancshares, Inc.


--------------------------------------------------------------------------------
No other information is required to be filed under Part II of the form.

                             CNB BANCSHARES, INC.
                                   FORM 10-Q


SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CNB Bancshares, Inc.
                                      -----------------------------
                                               (Registrant)



Date  November 9, 1995             by  /s/ H. Lee Cooper
      ------------------              -----------------------------
                                       H. Lee Cooper, Chairman of the
                                       Board and Chief Executive Officer



Date  November 9, 1995             by  /s/ Ralph L. Alley
      ------------------              -----------------------------
                                       Ralph L. Alley, Senior Vice
                                       President and Controller, Treasurer
                                       (Principal Accounting
                                                   Officer)

EXHIBIT INDEX



Reg. S-K
Exhibit No.              Description of Exhibit             Page
-----------              ----------------------

  11             Statement regarding computation of
                 per share earnings                          26

                                  Exhibit 11
                             CNB BANCSHARES, INC.
               Computation of Consolidated Net Income Per Share
                   (In thousands, except for per share data)


                                                               Three Months Ended     Nine Months Ended
                                                                   September 30,        September 30,
                                                                1995        1994      1995        1994
Primary:
 Net income                                                    $10,036     $ 8,570   $26,281     $23,917
                                                               -------     -------   -------     -------

 Weighted average number of shares outstanding                  17,889      17,951    17,965      17,672

 Add - common stock equivalents                                    259         370       303         370
                                                               -------     -------   -------     -------

 Weighted average number of shares outstanding, as adjusted     18,148      18,321    18,268      18,042
                                                               -------     -------   -------     -------

 Net income per share                                          $  0.55     $  0.47   $  1.44     $  1.33
                                                               =======     =======   =======     =======


Fully Diluted:
 Net income                                                    $10,036     $ 8,570   $26,281     $23,917

 Add - Interest and amortization of expenses
    on 7.5% subordinated convertible debentures
    due 2001, net of applicable taxes                               77          88       231         275
                                                               -------     -------   -------     -------


 Net income, as adjusted                                        10,113       8,658    26,512      24,192
                                                               -------     -------   -------     -------

 Weighted average number of shares outstanding                  17,889      17,951    17,965      17,672

 Add - common stock equivalents                                    259         370       303         370
 Add - shares issued assuming conversion of
    7.5% subordinated debentures, due 2001                         351         409       353         439
                                                               -------     -------   -------     -------

 Weighted average number of shares outstanding, as adjusted     18,499      18,730    18,621      18,481
                                                               -------     -------   -------     -------

 Net income per share                                          $  0.55(1)  $  0.46   $  1.42(1)  $  1.31
                                                               =======     =======   =======     =======

(1) This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.