Form 10-K405
period 1995-12-31
CNB BANCSHARES INC
filed 1996-03-28
CIK 724198

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)
  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1995

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the transition period from   to  .

                             CNB BANCSHARES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         INDIANA                   0-11510                   35-1568731
     (STATE OR OTHER             (COMMISSION              (I.R.S. EMPLOYER
       JURISDICTION              FILE NUMBER)            IDENTIFICATION NO.)
   OF INCORPORATION OR
      ORGANIZATION)

   20 N.W. THIRD STREET, EVANSVILLE,                    47739
                INDIANA                               (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (812) 464-3400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                          ON WHICH REGISTERED
             -------------------                         ---------------------
       NONE                                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, NO PAR VALUE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was $429,465,000 as of March 4, 1996.

  The number of shares outstanding of the registrant's common stock, without par value, as of March 4, 1996, was 17,845,131 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995. (Part I, Part II and Part IV)

(2) Portions of the Registrant's Proxy Statement for Annual Meeting of Shareholders to be held April 16, 1996. (Part III)

  Exhibit index is on page 13.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

OVERVIEW

  CNB Bancshares, Inc., (the Corporation) is a regional, multi-bank holding company headquartered in Evansville, Indiana. Incorporated on May 26, 1983, under the laws of the State of Indiana, the Corporation began operating in 1984 as a one-bank holding company for The Citizens National Bank of Evansville (Citizens), which was chartered in 1874. Since that time, the Corporation has acquired additional financial subsidiaries and currently owns six commercial banks and one consumer finance company. Certain of the acquired subsidiaries have subsequently been merged into other subsidiaries of the Corporation. With assets of $1,825,990,000 at December 31, 1995, Citizens remains the lead bank and largest of the Corporation's subsidiaries. As of December 31, 1995, the Corporation had consolidated total assets of $3,628,682,000 and total shareholders' equity of $297,693,000.

  The Corporation's financial subsidiaries are listed below:

       FINANCIAL                PRINCIPAL          YEAR      YEAR   NUMBER OF    TOTAL     TOTAL
       SUBSIDIARY                 OFFICE         ORGANIZED ACQUIRED LOCATIONS*  ASSETS#   EQUITY#
       ----------               ---------        --------- -------- ---------- ---------- --------
The Citizens National     Evansville, Indiana      1874      1984       28     $1,825,990 $133,315
 Bank of Evansville
Citizens Bank of          Madisonville, Kentucky   1929      1986       22        569,225   50,854
 Kentucky
Citizens Bank of Western  Terre Haute, Indiana     1890      1990       13        339,429   30,559
 Indiana
Citizens Bank of Jasper   Jasper, Indiana          1978      1991        2        101,563    6,743
Citizens Bank of Central  Greenwood, Indiana       1933      1992       19        476,376   31,344
 Indiana
Peoples Security Finance  Madisonville, Kentucky   1971      1993       29         39,789    4,705
 Company
Citizens Bank of          Mt. Vernon, Illinois     1937      1993        8        404,843   29,640
 Illinois, N.A.

--------
*Number of offices does not include off-site ATM's or nonbanking locations. #Dollar amounts are reported in thousands.

  The Corporation's financial subsidiaries are engaged in commercial and retail banking, consumer lending, mortgage lending and servicing, trust services and cash management services for corporate accounts and other banks. Through its financial subsidiaries, the Corporation has 121 offices throughout its primary market areas of Indiana, Illinois, Kentucky and portions of Tennessee.

  The above financial subsidiaries offer a broad range of deposit, loan and other banking products and services to their customers. Deposit products include certificates of deposit, individual retirement accounts and other time deposits, checking and other demand deposit accounts, including NOW accounts, and savings and money market accounts. Loans include commercial and industrial, real estate mortgage, consumer and agricultural. Other products and services include deposit and investment brokerage, credit cards, credit-related insurance, automatic teller machines and safe deposit boxes. Citizens Trust Company of Indiana, N.A., a subsidiary of The Citizens National Bank of Evansville, provides trust, asset management and record-keeping services for retirement plans. The Corporation continues to explore new products and services to meet the needs and demands of its growing customer base and to remain competitive with other financial institutions operating in its market areas.

  The Corporation also has three nonbanking subsidiaries. Citizens Information Systems, Inc., based in Evansville, Indiana, provides data processing and information services to the Corporation and its subsidiaries and other banks and businesses in Indiana, Kentucky, and Illinois. Citizens Life Assurance Company underwrites credit life and disability insurance sold through the Corporation's affiliates in Indiana and Illinois. Citizens Insurance of Evansville sells property and casualty insurance.

PENDING ACQUISITIONS

  The Corporation continues to engage in analyses and investigations designed to lead to the acquisition of other financial institutions and businesses closely relating to banking.

  On November 17, 1995, the Corporation announced the signing of a definitive agreement to acquire all of the outstanding shares of DuQuoin Bancorp, Inc., parent company for DuQuoin National Bank, DuQuoin, Illinois. Under terms of the agreement, the Corporation will issue approximately 499,000 shares of its common stock. The transaction will be accounted for under the pooling of interests method of accounting and is subject to approval by DuQuoin Bancorp shareholders. Although the Corporation anticipates that the merger will be consummated during the second quarter of 1996, there can be no assurance that the acquisition will be completed. At December 31, 1995, DuQuoin Bancorp, Inc. had total assets and shareholders' equity of $83,279,000 and $6,570,000, respectively.

COMPETITION

  The business of the Corporation and its subsidiaries is highly competitive. There are numerous bank holding companies and groupings of banks located in southern Illinois, southern, western, and central Indiana, Kentucky, and Tennessee, which offer substantial competition in the acquisition and operation of banks, savings associations and nonbank financial institutions. The financial subsidiaries and the Corporation's data processing subsidiary encounter substantial competition in all of their banking and related activities and expect such competition to intensify as the financial industry expands due to more nonbank competitors offering financial services. In addition, recent changes in laws relating to interstate banking have permitted some local institutions to become part of larger regional and national organizations.

  The Corporation's financial subsidiaries compete with other commercial banks, savings associations and credit unions for loans and deposits and with money market funds for deposits. Consumer and commercial finance companies, mortgage banks, securities brokerage companies, investment banking firms and insurance companies also compete with the financial subsidiaries for various types of loans and financial services. Some of these entities and institutions are not subject to the same regulatory restrictions as financial institution holding companies and their subsidiary banks and savings associations and therefore enjoy certain competitive advantages. The principal methods of competition in banking activities are price, service and convenience.

REGULATIONS AND SUPERVISION

  The United States banking industry is highly regulated, with federal and state agencies having supervisory authority regarding the chartering, supervision and examination of banks, savings banks and their bank holding companies. There are numerous laws and regulations which limit how a bank holding company and its subsidiaries conduct their businesses, including minimum capital levels, limitations on the payment of dividends and regulation of acquisitions and mergers.

  As a bank holding company, the Corporation is subject to regulation under the Bank Holding Company Act of 1956, as amended (the Act), which is administered by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Corporation is required to file reports with the Federal Reserve Board and various other federal and state agencies and to provide such additional information as may be required.

  A bank holding company must obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, it would own or control more than 5 percent of such shares (unless it already owns or controls a majority of such shares). Federal Reserve Board approval must also be obtained before any bank holding company acquires all or substantially all of the assets of another bank or bank holding company or merges or consolidates with another bank holding company.

  The Act also prohibits a bank holding company, with certain limited exceptions, from acquiring or retaining direct or indirect ownership or control of more than 5 percent of the voting shares of any company which is not a bank or bank holding company, or from engaging in any activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain activities which the Federal Reserve Board has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA), bank holding companies are allowed to acquire a savings association in any state, subject to approval by the OTS and the Federal Reserve Board.

  In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Act) was signed into law, authorizing, among other things, interstate acquisitions by bank holding companies, interstate mergers of banks and "agency banking" with affiliates in different states. The Interstate Act amended the Bank Holding Company Act to allow an adequately capitalized and managed bank holding company to acquire banks located in any state, beginning September 29, 1995, subject to state deposit caps and a 10 percent nationwide deposit cap. Adequately capitalized banks will be permitted to merge across state lines without regard to whether the merger is prohibited by the laws of any state beginning June 1, 1997. States may "opt out" of this provision prior to the effective date, and alternatively, states may "opt in" earlier than June 1, 1997. The Interstate Act's "agency banking" provisions, effective September 29, 1995, permit affiliated banks to act as agent for each other in the conduct of most core banking activities. Affiliated banks may receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations on behalf of each other, without being treated as branches.

  A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or the lease or sale of any property or the furnishing of services. Subsidiary banks of a bank holding company are also subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in stock or other securities thereof, and on the taking of such stock or other securities as collateral for loans.

  The Federal Reserve Board has prescribed capital adequacy guidelines for use in its examination and regulation of bank holding companies. If the capital of a bank holding company falls below the minimum levels established by these guidelines, it may be denied approval to acquire or establish additional banks or nonbank businesses. The guidelines established by the Federal Reserve Board set a minimum leverage ratio of 3.0 percent for the most highly rated bank holding companies that do not anticipate significant growth. All other institutions are required to maintain a ratio of 4.0 to 5.0 percent depending on their particular circumstances and risk profile. This ratio is defined as shareholders' equity less non-qualifying intangible assets, as a percentage of the sum of quarter to date total average assets less non-qualifying intangible assets. The Corporation's leverage ratio was 7.6 percent in 1995 and 7.8 percent in 1994. The Federal Reserve Board has also adopted risk-based capital guidelines which assign various risk weightings to assets and off-balance sheet items and set minimum capital requirements. Under the current rules, banks are required to have core capital (Tier 1) of at least 4.0 percent of risk weighted assets and total capital of 8.0 percent of risk weighted assets. Tier 1 capital consists primarily of shareholders' equity less intangible assets; and total capital consists of Tier 1 capital, certain long-term debt and convertible debentures and a portion of the allowance for loan losses. The Federal Reserve Board and other regulatory agencies have released regulations for the implementation of various provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Under these rules, institutions must have a leverage ratio of 5.0 percent or above, Tier 1 capital to risk-based assets of 6.0 percent or above, and total capital to risk-based assets of 10.0 percent or above in order to qualify as well capitalized. The Federal Reserve Board has proposed regulations which would revise the current risk-based capital guidelines to include a measurement of interest rate risk. The proposed change would not have a material impact to the Corporation's capital ratios based on its interest rate sensitivity position. At December 31, 1995, the Corporation's leverage, Tier 1 and total capital ratios were 7.6 percent, 12.2 percent, and 13.9 percent, respectively, all well above regulatory minimums for well capitalized institutions.

  The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies. In the statement, the Federal Reserve Board expressed its view that a holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income nor pay a dividend which can only be funded in a way that weakens the holding company's financial health, such as by borrowing. The Federal Reserve Board periodically examines bank holding companies and possesses cease and desist powers over bank holding companies and their nonbank subsidiaries if their actions represent unsafe or unsound practices.

  Under FIRREA's "cross-guarantee" provisions, each financial subsidiary of the Corporation could be liable for any loss incurred by the FDIC in connection with the failure of any other financial subsidiary of the Corporation.

  Each of the financial subsidiaries is subject to supervision and regulation by its chartering authority. The primary supervisory authorities of the Corporation's bank subsidiaries are the Comptroller of the Currency (national banks) and appropriate state banking regulatory authorities (state banks). Each regulator regularly examines such areas as reserves, loans, investments, management practices and other aspects of bank operations, and has the authority to prevent a bank from engaging in an unsafe or an unsound practice in conducting its business. In addition, the Corporation's subsidiary banks are members of, and subject to regulation by, the Federal Deposit Insurance Corporation (FDIC).

  Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments it may make, the reserves against deposits it must maintain, loans a bank makes and collateral it takes, minimum capital levels, activities with respect to mergers and consolidations, and the establishment of branches.

  In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 was enacted. FDICIA contains various provisions relating to the supervision, regulation, and operation of banks and bank holding companies. Various regulations implementing FDICIA have been promulgated by bank regulators. FDICIA, among other things, identifies the following capital standards for depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below any such measure, and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. FDICIA requires a bank that is determined to be undercapitalized to submit a capital restoration plan, and the bank's holding company must guarantee that the bank will meet its capital plan, subject to certain limitations. FDICIA also prohibits banks from making any capital distribution or paying any management fee if the bank would thereafter be undercapitalized. All of the Corporation's financial subsidiaries were well capitalized for purposes of FDICIA and exceeded all other regulatory capital requirements at year-end 1995.

  FDICIA grants the FDIC authority to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources and to establish semiannual assessment rates on Bank Insurance Fund (BIF) and Savings Association Insurance Fund (SAIF) member banks so as to maintain the funds at the designated reserve ratios defined in FDICIA. FDICIA also required the FDIC to implement a risk-based insurance assessment system pursuant to which the premiums paid by a depository institution are based on the probability that the BIF or SAIF will incur a loss in respect of such institution. Each of the Corporation's financial subsidiaries was in the category of institutions that paid deposit assessments at the lowest rates.

  A portion of the Corporation's deposits were acquired from thrifts over the years and remain insured by the Savings Association Insurance Fund (SAIF) of the FDIC. Congress is currently considering a special, one-time assessment on SAIF-insured deposits. If enacted as presently proposed, this assessment could result in a one-time, pre-tax charge of up to $7,300,000, which could be offset by lower ongoing insurance costs in the future.

  Management of the Corporation is not aware of any other current recommendations by its regulatory authorities or any other known trends, events, or uncertainties that will have or that are reasonably likely to have a material effect on its operations.

GOVERNMENT POLICIES

  The policies of federal and state agencies including the Federal Reserve Board, the FDIC and other regulatory authorities may have a significant effect on the operating results of the Corporation and the banking industry. An important function of the Federal Reserve Board is to regulate aggregate money supply and credit conditions and interest rates in order to influence general economic conditions. The Federal Reserve Board, primarily through open market operations of U.S. Government securities, and by varying the discount rate for member bank borrowings and changing reserve requirements against member bank deposits, can exercise significant influence on the overall growth and distribution of bank loans and deposits and interest rates charged on loans and earned on investments or paid for time and savings deposits. The general effect, if any, of such policies upon the future business and earnings of the Corporation and its financial subsidiaries cannot be determined.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth the names and ages of all executive officers of the Corporation, including all positions and offices with the Corporation held by each such person, the term of office and the period during which he has served as such.

         NAME         AGE             OFFICE AND BUSINESS EXPERIENCE
         ----         ---             ------------------------------
 H. Lee Cooper......   57 Chairman of the Board of the Corporation since 1986.
                          Previously, Mr. Cooper also served as Chief Executive
                          Officer and President of the Corporation and in
                          various capacities as a senior executive officer of
                          both the Corporation and Citizens.
 James J. Giancola..   47 President and Chief Executive Officer of the
                          Corporation. Mr. Giancola has been President since
                          1994 and was named Chief Executive Officer in March
                          1996. Prior to joining the Corporation in 1992, Mr.
                          Giancola was President of Gainer Bank of
                          Merrillville, Indiana.
 M. Lynn Cooper.....   45 Executive Vice President of the Corporation since
                          1994. Prior to 1994, Mr. Cooper served as Chairman of
                          the Board, President and Chief Executive Officer of
                          Citizens Bank of Kentucky, a subsidiary of the
                          Corporation.
 Marvin Huff, Jr....   62 Executive Vice President of the Corporation since
                          March 1996 and President of Citizens Information
                          Systems, Inc., a subsidiary of the Corporation, since
                          1994. Previously, Mr. Huff served in various
                          capacities as an officer of Citizens.
 David L. Knapp.....   56 Executive Vice President of the Corporation since
                          1986. Mr. Knapp was named President and Chief
                          Executive Officer of Citizens in 1994. Previously,
                          Mr. Knapp served as Chief Financial Officer of the
                          Corporation and Citizens and in various other
                          capacities as a senior executive officer of both the
                          Corporation and Citizens.
 John R. Spruill....   53 Executive Vice President and Chief Financial Officer
                          of the Corporation since 1995. Prior to 1995, Mr.
                          Spruill served as Executive Vice President and Chief
                          Financial Officer of Southern National Corporation in
                          North Carolina.
 David M. Viar......   46 Executive Vice President of the Corporation since
                          March 1996. Previously, Mr. Viar served as Senior
                          Vice President and Treasury Officer of the
                          Corporation. Prior to joining the Corporation in
                          1993, Mr. Viar was Senior Vice President--Funds
                          Management of Dominion Bancshares.
 William E. Vieth...   54 Executive Vice President of the Corporation since
                          1986. Mr. Vieth was appointed Chairman of the Board
                          of Citizens in 1994. Previously, Mr. Vieth also
                          served as President and Chief Executive Officer of
                          Citizens and has served in various other capacities
                          as a senior executive officer of both the Corporation
                          and Citizens.
 Ralph L. Alley.....   44 Senior Vice President, Controller and Treasurer of
                          the Corporation and Senior Vice President and
                          Controller of Citizens since 1985. Previously, Mr.
                          Alley served in various capacities as an officer of
                          Citizens.
 Jerry W. Cecil.....   61 Senior Vice President and Chief Credit Officer of the
                          Corporation since 1988, and Senior Vice President of
                          Citizens since 1983.
 James R. Dodd......   50 Senior Vice President of the Corporation since 1993.
                          In 1996, Mr. Dodd was named President of Citizens
                          Trust Co. Prior to joining the Corporation in 1993,
                          he was President of BancOklahoma Trust Company.
 Douglas R. Hanks...   49 Senior Vice President and Director of Marketing of
                          the Corporation since 1994. Prior to joining the
                          Corporation in 1994, Mr. Hanks served as Vice
                          President--Director of Field Marketing for BancOne
                          Corporation.
 John M. Oberhelman.   54 Senior Vice President of Human Resources for the
                          Corporation since 1992 and Senior Vice President and
                          Human Resources Director of Citizens. Previously, Mr.
                          Oberhelman served in various capacities as an officer
                          of Citizens.

  There are no family relationships between any of the named persons. Each executive officer is elected by the Corporation's Board of Directors to serve until the close of the next annual meeting of the shareholders following his election and until the election of his successor. No executive officer of the Corporation was selected to his position pursuant to any arrangement or understanding with any other person.

STATISTICAL DISCLOSURE

  The statistical disclosures of the Corporation on a consolidated basis, included on pages 21 to 39 and 64 to 65 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1995, are hereby incorporated by reference herein.

ITEM 2. PROPERTIES

  Citizens owns a modern, 15-story office building which houses the Corporation's principal offices and the main banking offices of Citizens. The building is located at 20 Northwest Third Street, Evansville, Indiana, and is in excellent condition. The Corporation and Citizens presently occupy approximately three-fourths of the building and the remainder is leased to various tenants. The Corporation and Citizens also utilize four other buildings in close proximity to the main banking office in downtown Evansville which are also owned and are available for future office needs of the bank and the Corporation. A portion of this space is also currently being leased by various tenants. The financial subsidiaries own 75 of the 120 remaining full-service offices in which they conduct their businesses. Additionally, two other properties are utilized as office space which are owned by the Corporation's subsidiaries. The net investment, as of December 31, 1995, of the Corporation and its subsidiaries in property and equipment was $66,224,000. Three properties are security for real estate mortgages payable which balances totaled $2,966,000 at December 31, 1995. None of the other properties are subject to material liens or other encumbrances.

  Management of the Corporation believes that, as a group, the facilities are in satisfactory condition and repair and will be adequate to meet its foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

  The Corporation presently is engaged in routine litigation incidental to its business and management does not believe such litigation will materially adversely affect the Corporation's consolidated financial position or operations.

ITEM 4. SUBMISSION MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND STOCKHOLDER MATTERS

  Pages 1 and 69 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1995, are hereby incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA

  Page 20 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1995, is hereby incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

  Pages 21 to 39 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1995, are hereby incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Pages 23 and 40 to 63 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1995, are hereby incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information under the headings "Information Regarding Nominees" and "Information Regarding Directors Continuing in Office" in the Corporation's Proxy Statement for its Annual Meeting of Shareholders to be held April 16, 1996, is hereby incorporated by reference herein. The information on Executive Officers is included in Part I, Item 1 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  The information under the heading "Executive Compensation" on pages 7 to 13 of the Corporation's Proxy Statement for its Annual Meeting Shareholders to be held April 16, 1996, is hereby incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information regarding beneficial ownership of the Common Stock of the Corporation set forth under the headings "Certain Beneficial Ownership," "Information Regarding Nominees," "Information Regarding Directors Continuing in Office" and "Security Ownership of Management," on pages 3 through 6 of the Corporation's Proxy Statement for its Annual Meeting of Shareholders to be held April 16, 1996, is hereby incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information under the heading "Transactions with Directors, Officers and Associates" on page 14 of the Corporation's Proxy Statement for its Annual Meeting of Shareholders to be held April 16, 1996, is hereby incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS AND SCHEDULES

  (1) The following consolidated financial statements of the Corporation, included on pages 40 through 62 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1995, are hereby incorporated by reference herein:

  . Consolidated Balance Sheets at December 31, 1995 and 1994.
  . Consolidated Statements of Income, years ended December 31, 1995, 1994, and 1993.
  . Consolidated Statements of Changes in Shareholders' Equity, years ended
    December 31, 1995, 1994 and 1993.
  . Consolidated Statements of Cash Flows, years ended December 31, 1995,
    1994 and 1993.
  . Notes to Consolidated Financial Statements.
  . Independent Auditor's Report.

  (2) All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.

(B) REPORTS ON FORM 8-K

  None.

(C) EXHIBITS

  (1) Exhibits required to be filed by Item 601(a) of Regulation S-K are included as exhibits to, or incorporated by reference in, this Report as follows:

  3(i)--
     Articles of Incorporation of the Corporation, filed as Exhibit 3(i) to the Corporation's 1994 Annual Report on Form 10-K, is incorporated herein by reference.

 3(ii)--
     Bylaws of the Corporation, as amended.

     4--
     No long-term debt instrument issued by the Corporation exceeds 10% of the consolidated total assets of the Corporation and its subsidiaries. In accordance with paragraph 4 (iii) of Item 601(b) of Regulation S-K, the Corporation will furnish to the Securities and Exchange Commission upon request copies of long-term debt instruments and related agreements.

   10*--
     (1) The following Executive Compensation Plans and Arrangements, filed as Exhibits 10(1)(c) and (d) to the Corporation's 1992 Annual Report on Form 10-K, are incorporated herein by reference:

           (a) CNB Bancshares, Inc. 1992 Incentive Stock Option Plan; and

           (b) Citizens Incentive Savings Plan.

     (2) The following Management Contracts, filed as Exhibits 10(2)(a) through (e) to the Corporation's 1992 Annual Report on Form 10-K, are incorporated herein by reference:

           (a) Change of control agreement between the Corporation and H. Lee Cooper dated December 20, 1988;

           (b) Change of control agreement between the Corporation and William
             E. Vieth dated December 20, 1988;

           (c) Change of control agreement between the Corporation and James
             J. Giancola dated June 6, 1992;

           (d) Change of control agreement between the Corporation and David
             L. Knapp dated December 20, 1988; and

           (e) Change of control agreement between the Corporation and Jerry
             W. Cecil dated December 20, 1988.

     (3) The following Management Contract and Executive Compensation Plans filed as exhibits 10 (3)(a) through (c) to the Corporation's 1994 Annual Report on Form 10-K, are incorporated herein by reference.

           (a) Change of control agreement between the Corporation and M. Lynn Cooper dated May 19, 1992.

           (b) CNB Bancshares, Inc. Savings Equalization Plan, dated May 1,
             1994.

           (c) CNB Bancshares, Inc. Pension Equalization Plan, dated May 1,
             1994.

     (4)--
            The CNB Bancshares Inc. 1995 Incentive Stock Option Plan is incorporated herein by reference to Corporation's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-60431.

     (5) (a) Change of control agreement between the Corporation and James
          R. Dodd dated December 10, 1993;
           (b) Change of control agreement between the Corporation and Marvin Huff, Jr. dated December 20, 1988;
           (c) Change of control agreement between the Corporation and David
             M. Viar dated October 18, 1993; and
           (d) Change of control agreement between the Corporation and John R. Spruill dated October 3, 1995.

    11--
     Statement regarding computation of per share earnings.

    13--
     Annual Report to Shareholders for the year ended December 31, 1995.

    21--
     Subsidiaries of the Corporation.

    23--
     Consent of Geo. S. Olive & Co. LLC.

    27--
     Financial Data Schedule

  (2) The following exhibit will be submitted at a later date:
  The annual financial statements and independent auditor's report thereon for Citizens Incentive Savings Plan for the year ending December 31, 1995, will be filed as an amendment to the 1995 Annual Report on Form 10-K no later than June 28, 1996.
--------
*The documents identified herein as 10-(1)(a) and 10-(1)(b), 10-(2)(a) through 10-(2)(e), 10-(3)(a) through 10-(3)(c), 10-(4) and 10-(5)(a) through 10-
   (5)(d) constitute all management contracts and compensatory plans and arrangements required to be filed as an exhibit to this form, pursuant to
   Item 14(c) of this report.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THIS 19TH DAY OF MARCH, 1996.

                                          CNB Bancshares, Inc.

                                                 /s/ James J. Giancola
                                          By___________________________________
                                             James J. Giancola, President and
                                              Chief Executive Officer (chief
                                                    executive officer)

                                                 /s/ John R. Spruill
                                          By: _________________________________
                                             John R. Spruill, Executive Vice
                                              President and Chief Financial
                                                         Officer
                                              (principal financial officer)

                                                  /s/ Ralph L. Alley
                                          By: _________________________________
                                               Ralph L. Alley, Senior Vice
                                                President, Controller and
                                                        Treasurer
                                              (principal accounting officer)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                         CAPACITY                   DATE
             ---------                         --------                   ----


       /s/ H. Lee Cooper             Director                        March 19, 1996
____________________________________
           H. Lee Cooper

    /s/ John D. Engelbrecht          Director                        March 19, 1996
____________________________________
        John D. Engelbrecht

     /s/ James J. Giancola           Director                        March 19, 1996
____________________________________
         James J. Giancola

     /s/ Robert L. Koch, II          Director                        March 19, 1996
____________________________________
         Robert L. Koch, II

      /s/ Larry J. Kremer            Director                        March 19, 1996
____________________________________
          Larry J. Kremer

       /s/ Jerry A. Lamb             Director                        March 19, 1996
____________________________________
           Jerry A. Lamb

    /s/ Burkley F. McCarthy          Director                        March 19, 1996
____________________________________
        Burkley F. McCarthy

____________________________________ Director                        March 19, 1996
          Robert K. Ruxer

     /s/ Thomas W. Traylor           Director                        March 19, 1996
____________________________________
         Thomas W. Traylor

        /s/ Paul G. Wade             Director                        March 19, 1996
____________________________________
            Paul G. Wade

                                 EXHIBIT INDEX

Reg. S-K

 EXHIBIT
   NO.                        DESCRIPTION OF EXHIBIT                       PAGE
 -------                      ----------------------                       ----
   3(i)  Articles of Incorporation of the Corporation filed as Exhibit
         3(i) to the Corporation's 1994 Annual Report on Form 10-K is
         incorporated by reference.
  3(ii)  Bylaws of the Corporation, as Amended..........................
  10(1)  The following Executive Compensation Plans and Arrangements, filed as Exhibits 10(1)(c) and (d) to the Corporation's 1992
         Annual Report on Form 10-K, are incorporated herein by
         reference:
         (a) CNB Bancshares, Inc. 1992 Incentive Stock Option Plan; and
         (b) Citizens Incentive Savings Plan.
  10(2)  The following Management Contracts, filed as Exhibits 10(2)(a)
         through (e) to the Corporation's 1992 Annual Report on Form 10-
         K, are incorporated herein by reference:
         (a) Change of control agreement between the Corporation and H.
             Lee Cooper dated December 20, 1988.
         (b) Change of control agreement between the Corporation and
             William E. Vieth dated December 20, 1988.
         (c) Change of control agreement between the Corporation and
             James J. Giancola dated June 6, 1992.
         (d) Change of control agreement between the Corporation and
             David L. Knapp dated December 20, 1988.
         (e) Change of control agreement between the Corporation and
             Jerry W. Cecil dated December 20, 1988.
  10(3)  The following Management Contract and Executive Compensation
         Plans filed as Exhibits 10(3)(a) through (c) to the
         Corporation's 1994 Annual Report on Form 10-K are incorporated herein by reference:
         (a) Change of control agreement between the Corporation and M.
             Lynn Cooper dated May 19, 1992.
         (b) CNB Bancshares, Inc. Savings Equalization Plan dated May 1,
             1994.
         (c) CNB Bancshares, Inc. Pension Equalization Plan dated May 1,
             1994.
  10(4)  The CNB Bancshares, Inc. 1995 Incentive Stock Option Plan is
         incorporated by reference to the Corporation's filing with the
         Securities and Exchange Commission as an exhibit to a
         Registration Statement on Form S-8, Registration No. 33-60431.
  10(5)  (a) Change of control agreement between the Corporation and
             James R. Dodd dated December 10, 1993......................
         (b) Change of control agreement between the Corporation and
             Marvin Huff, Jr. dated December 20, 1988...................
         (c) Change of control agreement between the Corporation and
             David M. Viar dated October 18, 1993.......................
         (d) Change of control agreement between the Corporation and
             John R. Spruill dated October 3, 1995......................
     11  Statement regarding computation of per share earnings..........
     13  Annual Report to Shareholders for the Year Ended December 31,
         1995...........................................................
     21  Subsidiaries of the Corporation................................
     23  Consent of Geo. S. Olive & Co. LLC.............................
     27  Financial Data Schedule........................................