Form 10-Q
period 1996-03-31
CNB BANCSHARES INC
filed 1996-05-15
CIK 724198

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                         FOR THE QUARTER PERIOD ENDED

                                MARCH 31, 1996


         CNB BANCSHARES, INC.                                  0-11510
(Exact name of registrant as specified                 (Commission file number)
            in its charter)


          INDIANA                                            35-1568731
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)


20 N.W. THIRD STREET, EVANSVILLE, INDIANA                      47739
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

     As of April 30, 1996, there were 17,912,060 outstanding shares, without par value, of the registrant.

Exhibit index is on page 22.

                                     INDEX

                                                                       Page No.
                                                                       --------
PART I.        Financial Information

     Item 1.        Financial Statements:

                    Consolidated Balance Sheet.......................  1

                    Consolidated Condensed Statement
                      of Income......................................  2

                    Consolidated Condensed Statement of
                      Changes in Shareholders' Equity................  3

                    Consolidated Statement of Cash Flows.............  4

                    Notes to Consolidated Financial Statements.......  5-9

     Item 2.        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..  10-19

PART II.       Other Information.....................................  20

Signatures...........................................................  21

Exhibit Index........................................................  22

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS


                             CNB Bancshares, Inc.
                          Consolidated Balance Sheet
                     (In thousands except for share data)
                                  (Unaudited)


                                                                     March 31,           December 31,           March 31,
                                                                       1996                 1995                  1995
                                                                     ---------           ------------           ---------
Assets
- ------
  Cash & due from banks                                             $  101,678             $  130,239          $  102,583
  Federal funds sold and other short-term money market
   investments                                                           8,422                  8,546              21,631
                                                                    ----------             ----------          ----------
    TOTAL CASH AND CASH EQUIVALENTS                                    110,100                138,785             124,214
  Real estate loans held for sale                                       12,912                222,157              11,310
  Investment securities available for sale                           1,167,682                972,320             573,936
  Investment securities held to maturity
    (Market value $210,930 at March 31, 1996, $199,966 at
      December 31, 1995, and $500,023 at March 31, 1995)               211,988                198,240             514,561
  Loans, net of unearned income                                      2,000,700              1,971,454           2,116,638
  Less: Allowance for loan losses                                       28,897                 28,806              27,976
                                                                    ----------             ----------          ----------
    NET LOANS                                                        1,971,803              1,942,648           2,088,662
  Premises & equipment                                                  67,401                 66,224              68,161
  Foreclosed properties                                                  2,954                  1,727               2,978
  Intangible assets                                                     25,754                 23,741              19,226
  Interest receivable and other assets                                  60,112                 62,840              54,868
                                                                    ----------             ----------          ----------

      TOTAL ASSETS                                                  $3,630,706             $3,628,682          $3,457,916
                                                                    ==========             ==========          ==========


Liabilities
- -----------
  Deposits:
    Non-interest bearing                                            $  314,507             $  322,706          $  285,497
    Interest bearing                                                 2,471,704              2,467,283           2,326,643
                                                                    ----------             ----------          ----------
      TOTAL DEPOSITS                                                 2,786,211              2,789,989           2,612,140
  Securities sold under repurchase agreements                          273,006                325,271             299,366
  Federal funds purchased                                               69,320                 18,370              18,220
  Other short-term borrowings                                           16,252                  7,441               4,065
  Long-term debt                                                       159,094                158,046             207,817
  Interest payable and other liabilities                                31,238                 31,872              34,266
                                                                    ----------             ----------          ----------
      TOTAL LIABILITIES                                              3,335,121              3,330,989           3,175,874


Shareholders' equity
- --------------------
  Preferred stock, no par or stated value
    Shares authorized & unissued: 2,000,000
  Common stock, $1 stated value
    Shares authorized: 50,000,000
    Shares issued: 17,821,446 at March 31, 1996, 17,894,770 at
     December 31, 1995, and 17,175,651 at March 31, 1995                17,821                 17,895              17,176
  Capital surplus                                                      243,962                246,492             238,427
  Retained earnings                                                     35,604                 29,672              29,732
  Net unrealized gains (losses) on investment securities
   available for sale                                                   (1,802)                 3,634              (3,293)
                                                                    ----------             ----------          ----------
      TOTAL SHAREHOLDERS' EQUITY                                       295,585                297,693             282,042
                                                                    ----------             ----------          ----------

      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                      $3,630,706             $3,628,682          $3,457,916
                                                                    ==========             ==========          ==========



See notes to consolidated financial statements.

                             CNB Bancshares, Inc.
                  Consolidated Condensed Statement of Income
                     (In thousands, except for share data)
                                  (Unaudited)


                                                      Three Months Ended
                                                          March 31,
                                                       1996        1995
                                                    ----------  -----------
Interest Income
  Loans, including fees:
    Taxable                                         $   45,495  $    47,218
    Tax exempt                                             381          439
  Investment securities:
    Taxable                                             18,698       16,151
    Tax exempt                                           1,663        1,196
  Real estate loans held for sale                        3,232           50
  Federal funds sold and other short-term
    money market investments                               316          512
                                                   -----------  -----------
     Total interest income                              69,785       65,566

Interest Expense
  Deposits                                              28,651       24,595
  Short-term borrowings                                  4,293        4,497
  Long-term debt                                         2,449        3,583
                                                   -----------  -----------
     Total interest expense                             35,393       32,675
                                                   -----------  -----------

Net Interest Income                                     34,392       32,891
Provision for loan losses                                1,602        1,554
                                                   -----------  -----------
Net Interest Income After Provision For Loan Losses     32,790       31,337

Non-Interest Income
  Net securities gains                                     406          130
  Other non-interest income                             13,571       10,127
                                                   -----------  -----------
     Total non-interest income                          13,977       10,257

Non-Interest Expense
  Salaries, benefits, occupancy,
    other operating expenses                            31,627       29,162
                                                   -----------  -----------

Income Before Income Taxes                              15,140       12,432
Income taxes                                             5,455        4,518
                                                   -----------  -----------

Net Income                                          $    9,685  $     7,914
                                                   ===========  ===========

Net Income Per Share                                $     0.54  $      0.43
                                                   ===========  ===========

Average common and equivalent shares outstanding    18,041,319   18,396,048
                                                   ===========  ===========

See notes to consolidated financial statements.

                             CNB BANCSHARES, INC.
      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                (In thousands)
                                  (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                     1996            1995
                                                     ----            ----

Beginning Balance                                 $ 297,693       $ 273,828
   Net income                                         9,685           7,914
   Cash dividends declared                           (3,753)         (3,207)
   Purchase and retirement of common stock           (3,947)         (2,408)
   Dividends reinvested                                 922             761
   Stock options exercised                              164             112
   Exercise and conversion of stock
      purchase contracts and debentures                  61             182
   Other shares issued                                  196             219
   Change in unrealized gains/losses on
      investment securities available for sale       (5,436)          4,641
                                                 ----------      ----------
Ending Balance                                    $ 295,585       $ 282,042
                                                 ==========      ==========


See notes to consolidated financial statements.

                             CNB BANCSHARES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----
Operating Activities:
  Net income                                         $   9,685  $   7,914
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                        3,825      2,645
    Provision for loan losses                            1,602      1,554
    Amortization of securities' premiums
     and discounts                                         515        464
    Net gains on securities                               (406)      (130)
    Loans originated for sale                          (25,089)   (33,319)
    Proceeds from sale of loans                         24,482     33,675
    Decrease (increase) in other assets,
     net of amortization                                 4,031     (4,774)
    Increase (decrease) in other liabilities              (438)     8,113
                                                     ---------  ---------
Net Cash Provided by Operating Activities               18,207     16,142

Investing Activities:
  Proceeds from the maturity of investment
   securities available for sale                        69,898     38,402
  Proceeds from the sale of investment
   securities available for sale                       141,713     38,562
  Purchase of investment securities available
   for sale                                           (254,046)  (111,240)
  Proceeds from the maturity of investment
   securities held to maturity                           3,595     14,055
  Purchase of investment securities held to maturity   (17,423)    (1,618)
  Net decrease (increase) in loans                      15,248       (745)
  Purchase of bank premises and equipment               (3,769)    (1,222)
                                                     ---------  ---------
Net Cash Used by Investing Activities                  (44,784)   (23,806)

Financing Activities:
  Net increase (decrease) in deposits                   (3,784)    16,678
  Net increase  (decrease) in short-term borrowings      7,204    (35,544)
  Payment of long-term debt                             (8,914)   (11,867)
  Proceeds from long-term borrowings                    10,000      9,795
  Proceeds from exercise of stock options                  164        112
  Payment of cash dividends                             (3,753)    (3,022)
  Proceeds from common stock issued for
   dividend reinvestment plan                              922        761
  Purchase and retirement of common stock               (3,947)    (2,408)
                                                     ---------  ---------
Net Cash Provided by Financing Activities               (2,108)   (25,495)
                                                     ---------  ---------

Net Decrease in Cash and Cash Equivalents              (28,685)   (33,159)

Cash and Cash Equivalents at January 1,                138,785    157,373
                                                     ---------  ---------

Cash and Cash Equivalents at March 31,               $ 110,100  $ 124,214
                                                     =========  =========

Supplemental disclosure:
  Cash paid for:
    Interest                                           $37,031    $30,835
    Income taxes                                           830      1,167
  Non-cash investing and financing activities:
    Stock issued in exchange of debentures and
     equity contracts and pursuant to employee
     benefit plans                                         261        408


See notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES

  The consolidated financial statements include the accounts of CNB Bancshares, Inc. (Corporation) and its wholly-owned subsidiaries, after elimination of all material intercompany accounts and transactions.

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and do not include all the information and footnotes required for a complete presentation of statements. The Corporation's accounting and reporting policies for interim financial reporting are consistent with those followed for annual financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods reported have been included in the foregoing interim consolidated financial statements. The interim results of operations presented are not necessarily indicative of the results that may be expected for the full year. A description of the Corporation's current accounting policies is contained in the 1995 Annual Report to Shareholders.

NOTE 2:  BUSINESS COMBINATIONS

  Information relating to mergers and acquisitions since April 1, 1995, for which stock was issued includes:

                                      MERGER         COMMON SHARES     METHOD OF
                                       DATE             ISSUED        ACCOUNTING

Southern Finance Co., Inc.,
  Madisonville, Kentucky         December 1, 1995       31,932         Pooling*
Service Financial, Inc.,
  Harriman, Tennessee            December 1, 1995       37,064         Pooling*
UF Bancorp, Inc.,
  Evansville, Indiana            August 4, 1995      2,370,208         Pooling
Bank of Orleans, Indiana         August 4, 1995        334,420         Pooling*

* Accounted for as a pooling of interests without restatement of prior periods as the amounts involved were not material to the Corporation's financial results.

  On August 4, 1995, a subsidiary of the Corporation, Citizens Bank of Western Indiana, acquired the four Indiana offices of Household Bank, f.s.b., a subsidiary of Household International and assumed deposit liabilities of $78,897,000. Goodwill of $5,345,000 is being amortized on a straight-line basis over 15 years. The acquisition was accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements include the assets and liabilities from the August 4, 1995, transaction date forward.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 2:  BUSINESS COMBINATIONS (CONTINUED)

  On November 17, 1995, the Corporation announced the signing of a definitive agreement to acquire all of the outstanding shares of DuQuoin Bancorp, Inc., parent company for DuQuoin National Bank, DuQuoin, Illinois. Under terms of the agreement, the Corporation will issue approximately 499,000 shares of its common stock. The transaction will be accounted for under the pooling of interests method of accounting and is expected to be consummated during the second quarter of 1996. At March 31, 1996, DuQuoin National Bank had total assets and shareholders' equity of $84,705,000 and $6,398,000, respectively.

NOTE 3:  INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

                                                         GROSS         GROSS
                                           AMORTIZED    UNREALIZED   UNREALIZED      MARKET
                                              COST        GAINS        LOSSES        VALUE
Available for Sale at March 31, 1996:
      U.S. Treasury                       $   14,326      $  131     $     (9)    $   14,448
      Federal agencies:
          Bonds and notes                    176,526         803       (1,076)       176,253
          Mortgage-backed securities         821,829       3,505       (4,905)       820,429
      State and municipal                     35,076       1,072          (98)        36,050
      Collateralized mortgage                 99,605       1,817       (4,237)        97,185
       obligations
      Other securities                        23,406          71         (160)        23,317
- --------------------------------------------------------------------------------------------
          Total                           $1,170,768      $7,399     $(10,485)    $1,167,682
============================================================================================

Held to Maturity at March 31, 1996:
Federal agencies:
          Mortgage-backed securities      $  113,433      $  106     $ (2,972)    $  110,567
      State and municipal                     95,550       2,593         (750)        97,393
      Collateralized mortgage                  3,005           1          (36)          2,970
       obligations
- --------------------------------------------------------------------------------------------
          Total                           $  211,988      $2,700     $ (3,758)    $  210,930
============================================================================================

  Net unrealized gains or (losses) on investment securities available for sale, net of tax, at December 31, 1995 and March 31, 1996 and 1995, were $3,634,000, $(1,802,000) and $(3,293,000), respectively. The amortized cost and estimated market value of investment securities at March 31, 1996, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 3:  INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY (CONTINUED)

                                                         AVAILABLE FOR SALE                     HELD TO MATURITY
                                                    AMORTIZED            MARKET          AMORTIZED           MARKET
                                                      COST               VALUE              COST             VALUE
Maturity distribution
  at March 31, 1996:
     Due in one year or less                       $   20,413         $   20,576
     Due after one year through five years            189,335            189,825          $ 10,633          $ 11,214
     Due after five years through ten years             9,639              9,658            32,876            33,980
     Due after ten years                                7,783              7,901            52,041            52,199
     Mortgage-backed securities                       821,829            820,429           113,433           110,567
     Collateralized mortgage obligations               99,605             97,185             3,005             2,970
- --------------------------------------------------------------------------------------------------------------------
        Total debt securities                       1,148,604          1,145,574           211,988           210,930
     Equity securities                                 22,164             22,108
- --------------------------------------------------------------------------------------------------------------------
        Total                                      $1,170,768         $1,167,682          $211,988          $210,930
====================================================================================================================

  Proceeds from sales of investment securities available for sale during the three months ended March 31, 1996, were $141,713,000. Gross gains and losses realized on those sales were as follows. The gains related to investment securities held to maturity were due to the call of certain securities prior to their maturities.

                                     AVAILABLE FOR SALE   HELD TO MATURITY   TOTAL
THREE MONTHS ENDED MARCH 31, 1996
   Gross gains from sales
     and called bonds                $  551                     $  2          $553
   Gross losses from sales             (147)                                  (147)
- -----------------------------------------------------------------------------------
     Net securities gains            $  404                     $  2          $406
===================================================================================

NOTE 4: IMPAIRED LOANS

     At March 31, 1996, impaired loans totaled $12,420,000. An allowance for loan losses was not deemed necessary for impaired loans totaling $6,585,000, but an allowance of $1,011,000 was recorded for the remaining balance of impaired loans of $5,835,000. At December 31, 1995, impaired loans totaled $14,149,000. An allowance of $1,212,000 was recorded for impaired loans totaling $7,448,000. The average balance for impaired loans was $16,789,000 for the quarter ended March 31, 1996.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 5:  ACCOUNTING FOR MORTGAGE SERVICING RIGHTS

  At March 31, 1996 and 1995, and December 31, 1995, the carrying value of mortgage servicing rights, which are reported as intangible assets on the consolidated balance sheet, were $2,928,000, $59,000, and $589,000, respectively. The impact of recognizing originated mortgage servicing rights (OMSRs) as assets in the Corporation's financial statements was an increase in non-interest income of $2,340,000 and $59,000 for the three months ended March 31, 1996 and 1995, respectively. OMSRs of $2,400,000 and $60,000 were capitalized during the first three months of 1996 and 1995, respectively. For purposes of measuring impairment, the Corporation stratified mortgage servicing rights on the basis of loan term, interest rate and type of interest rate (fixed or adjustable). The servicing assets were reduced only by normal amortization of $60,000 and $1,000 for the three month periods ended March 31, 1996 and 1995, respectively. No valuation allowance was required at March 31, 1995, December 31, 1995, or March 31, 1996.

NOTE 6:  INTEREST RATE CONTRACTS

  Through the purchase of interest rate cap agreements, (caps) the Corporation has reduced the impact of increased interest rates on its costs to acquire certain repurchase agreements and long-term borrowings being hedged. These caps entitle the Corporation to receive periodic payments from counterparties based upon the notional amount of the caps and the excess of the index rate over the strike price. Amortization of premiums paid for interest rate caps totaled $324,000 and $315,000 for the three months ended March 31, 1996 and 1995, respectively. This expense was offset by counterparty reimbursements of $226,000 during the three months ended March 31, 1996, and $372,000 during the three months ended March 31, 1995.

  At March 31, 1996, the notional amount of the interest rate caps was $135,000,000. The caps are indexed to LIBOR with contract strike prices ranging from 4 percent to 7 percent and mature in 1997. The carrying value and estimated market value of the caps at March 31, 1996, was $1,172,000 and $756,000, respectively.

  The Corporation has entered into interest rate swaps as a hedge against certain long-term borrowings to manage its interest rate sensitivity. The contracts represent an exchange of interest payments and the underlying principal balances of the liabilities are not affected. At March 31, 1996, the Corporation had swaps with a notional value of $20,000,000. The agreements require the Corporation to pay a fixed rate of interest ranging from 5.77% to 5.93% and receive a variable rate based on three-month LIBOR. The agreements terminate on or prior to January 12, 2001.

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

  At March 31, 1996, option forward contracts outstanding committed the Corporation to sell $30,000,000 par value of mortgage-backed securities during the second quarter of 1996. Fees received from these contracts have been deferred until completion of the transactions.

                                                                    Page 8 0f 24

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 7:  LONG-TERM DEBT

                                           MARCH 31,  DECEMBER 31,  MARCH 31,
                                             1996         1995        1995
                                           ---------  ------------  ---------
Parent Company:
  Convertible subordinated debentures,
   7.50%, redemptions of $1,125 annually
   beginning in 2001, balance due 2011      $  6,473    $  6,538     $  6,671

  Redeemable subordinated debentures,
   9.50% due 1997                              2,187       2,187        2,192

  Notes payable, unsecured:
   9.81%, payable $600 annually through
    1996, balance due in 1997                  3,000       3,000        3,600

  Variable rate adjusted with changes in
   LIBOR, payable $250 quarterly through
   2000 (6.06%, 6.69% and 7.50% at March
   31, 1996, December 31, 1995, and
   March 31, 1995, respectively)               5,250       5,500        6,000

  Subsidiaries:
    Federal Home Loan Bank advances, due
     at various dates through 2014
     (weighted average rates of 5.44%,
     5.89% and 6.43% at March 31, 1996,
     December 31, 1995 and March 31,
     1995, respectively)                     122,813     115,794      171,727

  Notes payable, revolving credit
   agreement, secured by finance
   receivables, variable rate adjusted
   with changes in LIBOR (6.00%, 6.63%
   and 8.00% at March 31, 1996, December
   31, 1995, and March 31, 1995,
   respectively)                              14,247      19,851       12,100

  Other, including capitalized leases          5,124       5,176        5,527
                                            --------    --------     --------
     Total                                  $159,094    $158,046     $207,817
=============================================================================

     Qualifying unencumbered mortgage loans held in the loan portfolio that equal at least 170 percent of the aggregate amount of advances have been pledged as collateral for the Federal Home Loan Bank advances.

NOTE 8:  NET INCOME PER SHARE

     Net income per share has been computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. The assumed conversion of the convertible subordinated debentures into common shares had no materially dilutive effect on net income per share for either the three months ended March 31, 1996 or 1995. All share data included in the notes to the financial statements and Management's Discussion and Analysis has been adjusted for the one-for-twenty stock dividend declared on October 18, 1995.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
- --------

     Net income for the three months ended March 31, 1996, was $9,685,000, an increase of 22.4 percent over the $7,914,000 earned in the same period of 1995. Net income per share increased by 25.6 percent to $.54 for the three months ended March 31, 1996, compared to $.43 for the three months ended March 31, 1995. The increased earnings improvement was due to continued growth in earning assets which resulted in a $1,501,000 or 4.6 percent increase in net interest income over the first three months of 1995 and a $3,720,000 or 36.3 percent increase in non-interest income. The net interest margin was 4.21 percent for the three months ended March 31, 1996 and 1995. During the first three months of 1996, average earning assets were 4.0 percent greater than during the same period of 1995. Net income and net income per share for the three months ended March 31, 1996, were also increased from the $9,370,000 and $.52, respectively, reported for the fourth quarter of 1995.

     The Corporation's total assets at March 31 1996, were $3,630,706,000, which were 5.0 percent greater than the $3,457,916,000 at March 31, 1995, and $2,024,000 greater than total assets at December 31, 1995. Total loans of $2,000,700,000 at March 31, 1996, were increased from $1,971,454,000 at December
31, 1995, but were decreased from $2,116,638,000 from one year ago. At year-end 1995, the Corporation reclassified $209 million of fixed rate residential mortgage loans from the loan portfolio into real estate loans held for sale. Initiated to provide more flexibility in balance sheet management, the Corporation securitized $162 million of these mortgages and placed the securities into the investments available for sale classification.

     Annualized returns on average assets and average shareholders' equity for the three months ended March 31, 1996, were 1.08 percent and 13.22 percent, respectively, compared with .91 percent and 11.11 percent for the same period of 1995.

     Cash dividends of $.21 per share were declared during the first quarter of 1996 compared with $.19 per share, adjusted for the 5 percent stock dividend declared October 18, 1995, during the same period of 1995 representing an increase of 10.5 percent. Total dividends declared were $3,753,000 and $3,207,000, respectively.

NET INTEREST INCOME
- -------------------

     Net interest income is the Corporation's largest component of income and represents the difference between interest and fees earned on loans and investments and the interest paid on interest bearing liabilities. Net interest income was $34,392,000 for the three months ended March 31, 1996, compared with $32,891,000 for the same period in 1995. The increased net interest income was the result of a 4.0 percent increase in average earning assets compared to the first quarter of 1995 and a consistent net interest margin during both quarters. Net interest income increased by $144,000 from the $34,248,000 recorded in the fourth quarter of 1995 due to the effects of a higher net interest margin offsetting a $4,127,000 decrease in average earning assets.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET INTEREST INCOME  (CONTINUED)
- -------------------

  The interest margin is a percentage computed by dividing net interest income on a fully taxable equivalent basis ("FTE") by average earning assets and represents a measure of basic earnings on interest bearing assets held by the Corporation. The annualized net interest margin was 4.21 percent for the quarters ended March 31, 1996 and 1995. Average earning assets for the three months ended March 31, 1996, increased to $3,374,251,000 from $3,244,482,000 for the same period in 1995. Average loans decreased by $144,525,000 to $1,966,143,000 for the first three months of 1996 and represented 58.3 percent of earning assets compared to 65.1 percent in 1995. Investment securities increased by 13.0 percent for the first three months of 1996 compared to 1995 and represented 36.4 percent and 33.5 percent of earning assets for similar periods of 1996 and 1995, respectively. The increase in investment securities and related decrease in loans is primarily the result of the Corporation securitizing approximately $162 million of fixed rate residential first mortgage loans during the first quarter of 1996. At year-end 1995, the Corporation reclassified $209 million of residential loans from the loan portfolio into real estate loans held for sale. It was determined that approximately $38 million of that amount could not be securitized at this time and was returned to the loan portfolio. The prime lending rate decreased during the current quarter by 25 basis points, as opposed to the same period one year ago when the prime rate increased by 50 basis points during the quarter. As a result of continued efforts to alter the mix and reprice earning assets and interest bearing liabilities acquired in recent thrift acquisitions, the Corporation has been able to improve the net interest margin from 4.13 percent for the fourth quarter of 1995 to 4.21 percent for the first quarter of 1996. The net interest margin for the first quarter of 1995 was also 4.21 percent.

  An ongoing objective of the Corporation's asset/liability management policy is to match rate-adjustable assets and liabilities at similar maturity horizons so that changes in interest rates will not result in wide fluctuations in net interest income. The rate sensitivity position is computed for various repricing intervals by calculating rate sensitivity gaps. The Corporation had a cumulative one-year positive gap on March 31, 1996, of $32,264,000 which represented .9 percent of the $3,401,704,000 in earning assets at that date and, in the opinion of management, represented a balanced position. Net interest income at financial institutions with positive gaps tends to increase in periods of rising interest rates and decline as interest rates fall.

NON-INTEREST INCOME
- -------------------

  During the first three months of 1996, non-interest income, which includes deposit fees, insurance commissions, trust fees, credit card and other non-interest fees on loans, mortgage loan origination and servicing revenues, investment products fees, and net securities gains, was $13,977,000 compared to $10,257,000 reported for the same period in 1995. Net security gains of $406,000 were recorded during the first quarter of 1996 compared to $130,000 for the same period of 1995. Non-interest income excluding net securities gains totaled $13,571,000, which represented an increase of 34.0 percent over the same period of 1995.

  Mortgage loan origination and servicing fees increased by $2,653,000 during the first quarter of 1996 compared to the same period of 1995. The securitization of $162 million of residential mortgage loans, as previously discussed, generated net gains of $2,578,000. Service charges on deposit accounts were increased by $283,000 or 11.3 percent due to increased volumes and revised fee schedules. Trust fees,

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON-INTEREST INCOME (CONTINUED)
- -------------------

based primarily on the market value of assets under management, increased by $84,000 or 6.3 percent compared to the first three months of 1995 due to an increase in the number of accounts and an increase in the market value of assets managed. Investment products fees increased by 35.2 percent to $1,083,000 as the Corporation continued to place greater emphasis on sale of annuities, mutual funds and other non-traditional banking products. Other income increased to $1,686,000 during the three months ended March 31, 1996, from $1,511,000 for the comparable period of 1995. The first quarter of 1996 included revenues of $91,000 from the expiration of interest rate option contracts and administrative service and direct marketing revenues of $53,000. In addition, data processing revenues increased by $30,000 during the first quarter of 1996 compared to the same period one year ago.


NON-INTEREST INCOME
- -------------------------------------------------------------------------------
(IN THOUSANDS)
                                                       THREE MONTHS
                                                          ENDED
                                                        MARCH 31,      INCREASE
                                                      1996      1995  (DECREASE)

Mortgage loan origination and servicing            $ 3,812   $ 1,159     $2,653
Service charges on deposit accounts                  2,796     2,513        283
Insurance premiums and commissions                   1,690     1,706        (16)
Trust fees                                           1,408     1,324         84
Credit card and other non-interest fees
 on loans                                            1,096     1,113        (17)
Investment products fees                             1,083       801        282
Net securities gains                                   406       130        276
Other                                                1,686     1,511        175
                                                   -------   -------     ------
   Total non-interest income                       $13,977   $10,257     $3,720
===============================================================================


NON-INTEREST EXPENSE
- --------------------

     Non-interest expense, which includes personnel, occupancy costs, equipment and other operating expenses was $31,627,000 for the three months ended March 31, 1996, compared to $29,162,000 for the same period of 1995, an increase of
8.5 percent. Non-recurring charges of $2.3 million, primarily related to recent or planned office closures, are included in non-interest expenses for the first quarter of 1996. Excluding these charges, non-interest expenses increased $182,000 or .6 percent from the three months ended March 31, 1995.

  Salaries and employee benefits increased by $1,121,000 or 7.9 percent for the three month period in 1996 over 1995. This increase was generally due to normal salary increases, additional staff and related expenses associated with increased business activity. Data processing expense in 1996 has increased by $98,000 due to credit card processing expenses increasing by $136,000. The issuance of additional credit cards and the related increased transaction volumes resulted in increased processing expenses. This increase in expense was partially offset by savings realized from the conversion of four wholly-owned entities to our internal data processing systems during the last three quarters of 1995. Occupancy expenses increased by $128,000 to $2,079,000 during the first quarter of 1996 due to additional banking

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON INTEREST EXPENSE, (CONTINUED)
- --------------------

offices acquired, as compared to the first quarter of 1995. Advertising and promotion expense increased by $238,000 during the three months ended March 31, 1996, compared to the same period one year ago due to increased marketing efforts related to loan and deposit promotions, Corporate identity promotions and non-traditional banking services. Expenses for postage and freight increased by $224,000 during the first three months of 1996 compared to 1995 primarily due to mailing promotional materials related to various loan and deposit direct marketing campaigns and increased communications with a larger customer and shareholder base. FDIC assessments decreased by $919,000 during the three months ended March 31, 1996, compared to the same period of 1995. The assessment rate was reduced from $.23 to only minimal amounts for deposits insured by the Bank Insurance Fund (BIF) effective January 1, 1996. The portion of the Corporation's deposits acquired from thrifts over the years remains insured by the Savings Association Insurance Fund (SAIF) of the FDIC which continues to be assessed at $.23 per $100 of deposits. Congress is currently considering a special, one-time assessment on SAIF-insured deposits. If enacted, this assessment could result in a one-time, pre-tax charge of up to $7,300,000, which could be offset by lower insurance costs in the future. Other expenses were increased by $1,547,000 during the first three months of 1996 compared to the same period of 1995. One-time charges of $1,983,000, primarily related to the recent or planned closure of five offices, accounted for all of this increase. These offices are generally near other Corporate-owned banking facilities and no significant loss of customer base is anticipated.

  The Corporation continues its efforts to maintain control of its operating costs and has implemented several strategies to further improve operating efficiencies, including consolidating certain subsidiary banks in adjacent markets and centralizing backroom operations. Operating expenses as a percentage of revenues, commonly referred to as the efficiency ratio, improved from 66.3 percent to 63.2 percent during the first three months of 1995 and 1996, respectively.


NON-INTEREST EXPENSE
- --------------------------------------------------------------------------------
(IN THOUSANDS)
                                                  THREE MONTHS
                                                      ENDED
                                                    MARCH 31,       INCREASE
                                                 1996      1995    (DECREASE)


Salaries and employee benefits                 $15,376   $14,255     $1,121
Data processing and other services               2,935     2,837         98
Occupancy expense                                2,079     1,951        128
Equipment expense                                1,706     1,629         77
Advertising and promotion                        1,156       918        238
Postage and freight                              1,002       778        224
Professional fees                                  930       977        (47)
Printing and supplies                              881       883         (2)
FDIC assessments                                   543     1,462       (919)
Other                                            5,019     3,472      1,547
                                               -------   -------     ------
     Total non-interest expense                $31,627   $29,162     $2,465
================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAX EXPENSE
- ------------------

  Income tax expense was $5,455,000 for the three months ended March 31, 1996, compared with $4,518,000 for the same period in 1995. The effective tax rate was 36 percent for the three months ended March 31, 1996 and 1995.

LOANS
- -----

  Total loans were $2,000,700,000 at March 31, 1996, compared to $2,116,638,000 at March 31, 1995, and $1,971,454,000 at December 31, 1995. The loan portfolio was increased by $29.2 million from year-end 1995 but was decreased by $115.9 million or 5.5 percent from one year ago. This decrease was a result of the Corporation reclassifying $209 million of residential mortgage loans to real estate loans held for sale at December 31, 1995. The majority of these loans were subsequently securitized, as previously discussed. Commercial loans totaled $555,571,000 at December 31, 1995, compared to $551,684,000 and $327,859,000 at
March 31, 1996 and 1995, respectively. As of December 31, 1995, the Corporation reclassified $214,550,000 of real estate mortgage loans secured by owner-occupied commercial or service related businesses. Management believes that classifying such loans as commercial loans is more consistent with their underwriting criteria and also more accurately reflects the credit risk associated with such loans. As prior year's loan balances in the accompanying table have not been reclassified using the new criteria, the $223,825,000 increase in commercial loans must be viewed in the context of the reclassification. Tax exempt loans declined from one year ago by $2.5 million. Real estate mortgage loans, which consist of residential, commercial and agricultural loans secured by real estate and construction loans, totaled $898,383,000 at March 31, 1996, compared to $1,237,440,000 one year prior.
Residential real estate loans were decreased as the Corporation reclassified $209 million of fixed rate first mortgage real estate loans to loans held for sale. Of this amount, $162 million was securitized during the quarter and classified as investment securities available for sale and $38 million was reclassified to the mortgage loan portfolio at March 31, 1996. The Corporation has continued to experience demand for new residential real estate mortgage loans, but has sold most new production during the current quarter. Customer preference in the current rate environment has shifted from adjustable rate residential real estate loans to fixed rate 15-year and shorter term balloon loans. In addition to residential real estate mortgages reported as loans, the Corporation held $12,912,000 and $222,157,000 of real estate loans for sale at March 31, 1996, and December 31, 1995, respectively. These loans were $11,310,000 at March 31, 1995.

  Consumer loans at March 31, 1996, were $1.8 million greater than at March 31, 1995, and $11.5 million less than at December 31, 1995. Direct consumer loan demand has continued through 1995 and first quarter 1996 due to direct mail and in-office promotions, for both fixed and variable rate automobile and other personal loans. The volume of new indirect consumer loans purchased through automobile dealers, however, was not sufficient to replace normal payments and payoffs and these balances continued to decline during the first quarter of 1996. New marketing efforts were initiated during the quarter, and the volume of these loans purchased late in the quarter and thus far in the second quarter has increased. Credit card outstandings were $34,104,000 at March 31, 1996, which were $2.3 million less than at March 31, 1995, and $3.6 million less than at December 31, 1995, which were seasonally high at that time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LOANS OUTSTANDING
- -------------------------------------------------------------------------------
(IN THOUSANDS)
                                            MARCH 31,   DECEMBER 31,   MARCH 31,
                                              1996          1995         1995
Commercial, industrial and
  agricultural production loans           $  551,684    $  555,571   $  327,859
Tax exempt loans                              21,197        23,354       23,669
Real estate mortgage loans:
  Commercial and agricultural                129,253       136,941      339,385
  Construction                                60,886        48,690       58,678
  Residential                                708,244       665,986      839,377
Consumer loans                               529,436       540,912      527,670
                                          ----------    ----------   ----------
Total loans                               $2,000,700    $1,971,454   $2,116,638
===============================================================================

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


SUMMARY OF ALLOWANCE FOR LOAN LOSSES
- -------------------------------------------------------------------------------
(IN THOUSANDS)
                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                          1996        1995

Beginning balance                                       $ 28,806    $ 28,502
      Provision for loan losses                            1,602       1,554
      Loans charged-off                                   (2,084)     (2,557)
      Recoveries                                             573         477
- -------------------------------------------------------------------------------
Ending balance                                          $ 28,897    $ 27,976
===============================================================================

- -------------------------------------------------------------------------------
Percent of total loans                                      1.44%       1.32%
===============================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LOAN QUALITY (CONTINUED)
- ------------

  The allowance for loan losses was $28,897,000 at March 31, 1996, representing
1.44 percent of total loans, compared with $27,976,000 at March 31, 1995, which represented 1.32 percent of total loans. At December 31, 1995, the allowance for loan losses was $28,806,000 and represented 1.46 percent of total loans. Annualized net charge-offs to average loans decreased to .31 percent during the first quarter of 1996 from .39 percent for the same period of 1995. The provision for loan losses to average loans was .33 percent and .30 percent for the three months ending March 31, 1996 and 1995, respectively. The allowance for loan losses to non-performing loans at March 31, 1996, and 1995, and at December 31, 1995, were 142.4 percent, 198.6 percent, and 138.1 percent, respectively.


NON-PERFORMING AND RISK ASSETS
- ----------------------------------------------------------------------------------
(IN THOUSANDS)

                                            MARCH 31,     DECEMBER 31,   MARCH 31,
                                              1996          1995           1995

Non-accrual loans:
  Commercial, agricultural, and tax exempt  $11,507        $10,393     $ 4,163
  Real estate mortgage                        4,175          6,326       6,340
  Consumer                                    3,633          3,194       2,505
                                            -------        -------     -------
       Total non-accrual                     19,315         19,913      13,008

Restructured loans:
  Commercial, agricultural, and tax exempt      368            479         363
  Real estate mortgage                          573            464         715
  Consumer                                       43              5
                                            -------        -------   ---------
       Total restructured                       984            948       1,078
                                            -------        -------     -------

  Total non-performing loans                 20,299         20,861      14,086

Foreclosed properties                         2,954          1,727       2,978
                                            -------        -------     -------

  Total non-performing assets                23,253         22,588      17,064

90 days or more past due:
  Commercial, agricultural, and tax exempt      266            344         242
  Real estate mortgage                        2,315          1,285       1,382
  Consumer                                    1,260            598         750
                                            -------        -------     -------
       Total 90 days or more past due         3,841          2,227       2,374
                                            -------        -------     -------

  Total risk assets                         $27,094        $24,815     $19,438
=================================================================================

- ---------------------------------------------------------------------------------
  Risk assets to loan-related assets           1.35%          1.26%       0.92%
=================================================================================

  Risk assets consist of non-performing loans, foreclosed properties and loans 90 days or more past due but accruing. Although these assets have more than a normal risk of loss, they will not necessarily result in a higher level of future charge-offs or losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LOAN QUALITY (CONTINUED)
- ------------

  Non-performing loans consist of loans classified as troubled debt restructurings and loans on non-accrual status. As indicated by the previous table, the Corporation's non-performing loans as of March 31, 1996, totaled $20,299,000, a decrease of $562,000 from December 31, 1995. The non-performing loans to total loans ratio was 1.01 percent on March 31, 1996, as compared to
 .67 percent on March 31, 1995, and 1.06 percent on December 31, 1995. During the third quarter of 1995, a $4,500,000 commercial loan was placed on non-accrual status as the borrower filed for protection under Chapter 11 of bankruptcy laws. The balance of this loan was charged down to $3,600,000 at year-end 1995. Management is closely monitoring this loan and does not expect to incur any significant additional loss. Non-accrual real estate mortgage loans include two loans with balances totaling $5,400,000. Based on collateral value on these loans, the loss is not expected to exceed $1,000,000. In addition to loans classified as non-performing, there were other loans totaling $5,575,000, at March 31, 1996, where the borrowers are experiencing difficulties and management is closely monitoring the borrowers' abilities to comply with payment terms. However, conditions at this time do not warrant classification as non-performing.

DEPOSITS AND OTHER SOURCES OF FUNDS
- -----------------------------------

  Total deposits were $2,786,211,000 at March 31, 1996, compared to $2,612,140,000 and $2,789,989,000 at March 31, 1995, and December 31, 1995,
respectively. Non-interest bearing deposits increased from March 31, 1995 by $29.0 million while interest bearing deposits were increased by $145.1 million. Since December 31, 1995, non-interest bearing deposits, which were seasonally high at year-end, declined by $8.2 million and interest bearing deposits increased by $4.4 million. The mix of interest bearing deposits is continuing to shift to certificates of deposit as competitive pricing on these products modified customers' previous preferences of interest bearing checking, savings and money market deposit accounts.

  Securities sold under repurchase agreements are acquired in national markets as well as from the Corporation's commercial customers as part of a cash management service. Repurchase agreements were $273,006,000, $299,366,000, and $325,271,000 at March 31, 1996, March 31, 1995, and December 31, 1995,
respectively, and play a key role in funding earning assets. A portion of these repurchase agreements, acquired to fund certain fixed rate earning assets, is being hedged by interest rate caps.

  Long-term debt totaled $159,094,000 at March 31, 1996, compared to $207,817,000 at March 31, 1995, and $158,046,000 at December 31, 1995. The $48.7
million decrease in borrowings from one year ago is primarily due to the repayment of FHLB advances as more cost-effective sources of funding became available.

INVESTMENT SECURITIES
- ---------------------

  Total investment securities available for sale and held to maturity represented 40.6 percent of earning assets at March 31, 1996, compared to 33.6 percent and 34.7 percent at March 31, 1995, and December 31, 1995, respectively. This increase in the investment portfolio is primarily the result of the Corporation securitizing approximately $162 million of fixed rate residential mortgage loans, as discussed previously. The portfolio has continued to shift toward investments in mortgage-backed

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INVESTMENT SECURITIES (CONTINUED)
- ---------------------

securities, predominately underwritten to the standards of, and guaranteed by government sponsored agencies. These securities generally yield 70-100 basis points more than comparable U.S. Treasury securities. Mortgage-backed securities differ from traditional debt securities in that they have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying mortgages. Prepayment rates generally can be expected to increase during periods of lower interest rates as the underlying mortgages are refinanced at lower market rates. Conversely, the average lives of these securities generally are extended as interest rates increase. The estimated average life of these securities and the overall portfolio was 3.9 years and 4.3 years, respectively, at March 31, 1996.

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

  Liquidity is provided by projecting credit demand and other financial needs and then maintaining sufficient cash and assets readily convertible into cash or available federal funds lines to meet these requirements. The Corporation has provided for its liquidity needs through growth in core deposits, maturing loans and investments in its securities portfolio, and by maintaining adequate balances in other short-term securities and money market assets. At March 31, 1996, the Corporation had $156,526,000 in investment securities maturing within one year. The Corporation additionally has federal funds lines and other borrowing sources available to it and its banks. Investment securities maturing within one year and unused borrowing sources were considered by management to provide adequate liquidity in view of projected needs.

  Total shareholders' equity at March 31, 1996, was $295,585,000, compared to $297,693,000 at December 31, 1995. The Federal Reserve Board has established a minimum leverage ratio of 3.0 percent for the most highly rated bank holding companies that do not anticipate significant growth. All other institutions are required to maintain a ratio of 4.0 to 5.0 percent depending on their particular circumstances and risk profile. This ratio is defined as shareholders' equity less non-qualifying intangible assets, as a percentage of the sum of quarter to date total average assets less non-qualifying intangible assets. The Corporation's leverage ratio at March 31, 1996, was 7.68 percent as compared to
7.56 percent at the end of 1995. The Federal Reserve Board has also adopted risk-based capital guidelines which assign various risk weightings to assets and off-balance sheet items and set minimum capital requirements. Banks are required to have core capital (Tier 1) of at least 4.0 percent of risk weighted assets and total capital of 8.0 percent of risk weighted assets. Tier 1 capital consists primarily of shareholders' equity less intangible assets; and total capital consists of Tier 1 capital, certain long-term debt and convertible debentures and a portion of the allowance for loan losses. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, institutions must have a leverage ratio of 5.0 percent or above, Tier 1 capital to risk-based assets of 6.0 percent or above, and total capital to risk-based assets of 10.0 percent or above in order to qualify as well capitalized. The Federal Reserve has proposed regulations which would revise the current risk-based capital guidelines to include a measurement of interest rate risk. The proposed change would not have a material impact to the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
- -------------------------------

Corporation's capital ratios based on its interest rate sensitivity position. At March 31, 1996, the Corporation's leverage, Tier 1 and total capital ratios were
7.68 percent, 12.65 percent, and 14.30 percent, respectively, well above all regulatory minimums. Furthermore, each of the Corporation's subsidiary banks has been rated as "well capitalized" by the Federal Deposit Insurance Corporation. The Corporation is not aware of any current recommendations by its regulatory authorities or any other known trends, events, or uncertainties that will have or that are reasonably likely to have a material effect on its liquidity, capital resources, or operations.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
                                                         NONE
ITEM 2.    CHANGES IN SECURITIES
                                                         NONE
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
                                                         NONE
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On April 16, 1996, the Corporation held its Annual Meeting of Shareholders. The election of directors was voted upon. There were 17,845,131 shares outstanding on the March 4, 1996, record date. The following directors received votes as noted and were elected to terms to expire in 1999:


                                               Withheld (including      Broker
                                Affirmative     Broker Non-Votes)     Non-Votes
                               -------------  ----------------------  ----------

H. Lee Cooper                     14,495,924          450,350           378,562
John D. Engelbrecht               14,515,578          430,696           378,420
Robert K. Ruxer                   14,513,723          432,551           378,562


  Continuing directors and the date of the expiration of their term in office is as follows:


          1997                                      1998
          ----                                      ----
     James J. Giancola                        Jerry A. Lamb
     Robert L. Koch, II                       Burkley F. McCarthy
     Paul G. Wade                             Thomas W. Traylor
     Lawrence J. Kremer


ITEM 5.    OTHER INFORMATION
                                                         NONE
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

           Exhibits
           --------

           a.  The following exhibit is submitted herewith:

               27 - Financial Data Schedule

           Reports on Form 8-K
           -------------------
           b.  No reports were filed.




===========================================================================
No other information is required to be filed under Part II of the form.

                              CNB BANCSHARES, INC.
                                   FORM 10-Q


SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    CNB Bancshares, Inc.
                                             ---------------------------------
                                                        (Registrant)



Date     May 10, 1996                     by  /s/ James J. Giancola
        -----------------------------        ---------------------------------
                                              James J. Giancola,
                                              President and Chief Executive
                                              Officer



Date     May 10, 1996                     by  /s/ Ralph L. Alley
        -----------------------------        ---------------------------------
                                              Ralph L. Alley, Senior Vice
                                              President and Controller,
                                              Treasurer
                                              (Principal Accounting Officer)

EXHIBIT INDEX



Reg. S-K
Exhibit No.              Description of Exhibit                  Page
- -----------              ----------------------                  ----
    27                   Financial Data Schedule                  23