Form 10-Q
period 1996-06-30
CNB BANCSHARES INC
filed 1996-08-14
CIK 724198

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934


                          FOR THE QUARTER PERIOD ENDED

                                  JUNE 30, 1996


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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No _____

  As of July 31, 1996, there were 18,426,392 outstanding shares, without par value, of the registrant.

Exhibit index is on page 22.
                                      Page


                                      INDEX

                                                              Page No.
                                                              --------
PART I.         Financial Information

Item 1.         Financial Statements:

                Consolidated Balance Sheet                        1

                Consolidated Condensed Statement
                of Income                                         2

                Consolidated Condensed Statement of
                Changes in Shareholders' Equity                   3

                Consolidated Statement of Cash Flows              4

                Notes to Consolidated Financial Statements        5-9

  Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations     10-19

PART II.        Other Information                                 20

Signatures                                                        21

Exhibit Index                                                     22

                                      Page

PART I.  FINANCIAL INFORMATION
ITEM  I.  FINANCIAL STATEMENTS

                              CNB BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands except for share data)
                                   (Unaudited)


                                            June 30,   December 31,   June 30,
                                              1996        1995          1995
                                              ----        ----          ----
ASSETS
  Cash and due from banks                  $  117,594  $  130,239    $  115,864
  Federal funds sold and other short-term
     money market investments                  28,407       8,546        15,343
                                           ----------  ----------    ----------
     TOTAL CASH AND CASH EQUIVALENTS          146,001     138,785       131,207
  Real estate loans held for sale              76,150     222,157        29,726
  Investment securities available for sale  1,264,419     972,320       584,447
  Investment securities held to maturity
     (Market value $236,417 at June 30, 1996,
     $199,966 at December 31, 1995, and
     $505,985 at June 30, 1995)               238,843     198,240       510,164
  Loans, net of unearned income             2,075,447   1,971,454     2,142,013
  Less:  Allowance for loan losses             29,589      28,806        28,507
                                           ----------- -----------   -----------
     NET LOANS                              2,045,858   1,942,648     2,113,506
  Premises and equipment                       69,897      66,224        68,883
  Foreclosed properties                         3,193       1,727         2,652
  Intangible assets                            31,342      23,741        18,830
  Interest receivable and other assets         72,715      62,840        62,286
                                           ----------- -----------   -----------
     TOTAL ASSETS                          $3,948,418  $3,628,682    $3,521,701
                                           =========== ===========   ===========

LIABILITIES
  Deposits:
     Non-interest bearing                  $  322,605  $  322,706    $  296,814
     Interest bearing                       2,563,565   2,467,283     2,324,021
                                           ----------- -----------   -----------
     TOTAL DEPOSITS                         2,886,170   2,789,989     2,620,835
  Securities sold under repurchase
     agreements                               445,124     325,271       324,013
  Federal funds purchased                      67,025      18,370        21,925
  Other short-term borrowings                  13,070       7,441        14,193
  Long-term debt                              199,846     158,046       219,344
  Interest payable and other liabilities       33,648      31,872        37,119
                                           ----------- -----------   -----------
     TOTAL LIABILITIES                      3,644,883   3,330,989     3,237,429

SHAREHOLDERS' EQUITY
  Preferred stock, no par or stated value
     Shares authorized & unissued: 2,000,000
  Common stock, $1 stated value
     Shares authorized: 50,000,000
     Shares issued: 18,339,330 at
        June 30, 1996, 17,894,770 at
        December 31, 1995, and 16,961,084
        at June 30, 1995                       18,339      17,895        16,961
  Capital surplus                             243,930     246,492       231,426
  Retained earnings                            46,574      29,672        34,707
  Net unrealized gains (losses) on
     investment securities available for
     sale                                      (5,308)      3,634         1,178
                                           ----------- -----------   -----------
     TOTAL SHAREHOLDERS' EQUITY               303,535     297,693       284,272
                                           ----------- -----------   -----------
     TOTAL LIABILITIES & SHAREHOLDERS'
        EQUITY                             $3,948,418  $3,628,682    $3,521,701
                                           =========== ===========   ===========

See notes to consolidated financial statements.

                              CNB BANCSHARES, INC.
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                      (In thousands, except for share data)
                                   (Unaudited)

                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                  1996          1995        1996        1995
                                  ----          ----        ----        ----
Interest Income
  Loans, including fees:
     Taxable                      $47,817       $47,825    $ 93,312    $ 95,043
     Tax exempt                       365           422         746         861
  Investment securities:
     Taxable                       22,395        16,753      41,093      32,904
     Tax exempt                     1,987         1,176       3,650       2,372
  Real estate loans held for sale     230           799       3,462         849
  Federal funds sold and other
     short-term money market
     investments                      266           364         582         876
                                 ---------     ---------   ---------   ---------
     Total interest income         73,060        67,339     142,845     132,905

INTEREST EXPENSE
  Deposits                         28,544        26,181      57,195      50,776
  Short-term borrowings             5,672         4,699       9,965       9,196
  Long-term debt                    2,742         3,674       5,191       7,257
                                 ---------     ---------   ---------   ---------
     Total interest expense        36,958        34,554      72,351      67,229
                                 ---------     ---------   ---------   ---------
NET INTEREST INCOME                36,102        32,785      70,494      65,676
Provision for loan losses           1,985         1,497       3,587       3,051
                                 ---------     ---------   ---------   ---------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES        34,117        31,288      66,907      62,625

NON-INTEREST INCOME
  Net securities gains                148         1,072         554       1,202
  Other non-interest income        11,528        10,740      25,099      20,867
                                 ---------     ---------   ---------   ---------
     Total non-interest income     11,676        11,812      25,653      22,069

NON-INTEREST EXPENSE
  Salaries, benefits, occupancy,
     other operating expenses      30,547        29,806      62,174      58,968
                                 ---------     ---------   ---------   ---------
INCOME BEFORE INCOME TAXES         15,246        13,294      30,386      25,726
Income taxes                        5,407         4,963      10,862       9,481
                                 ---------     ---------   ---------   ---------
NET INCOME                        $ 9,839       $ 8,331     $19,524     $16,245
                                 =========     =========   =========   =========
NET INCOME PER SHARE              $  0.54       $  0.46     $  1.08     $  0.89
                                 =========     =========   =========   =========
AVERAGE COMMON AND EQUIVALENT
  SHARES OUTSTANDING           18,254,496    18,261,863  18,148,190  18,330,332
                               ===========   =========== =========== ===========

See notes to consolidated financial statements.

                              CNB BANCSHARES, INC.
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

                                  Three Months Ended       Six Months Ended
                                        June 30,               June 30,
                                  1996          1995       1996        1995
                                  ----          ----       ----        ----
Beginning Balance               $295,585      $282,042   $297,693    $273,828
  Net income                       9,839         8,331     19,524      16,245
  Cash dividends declared         (3,756)       (3,354)    (7,509)     (6,561)
  Purchase and retirement of
     common stock                 (2,632)       (8,447)    (6,579)    (10,855)
  Issuance of common stock
     related to acquisition of
     subsidiaries                  6,286                    6,286
  Dividends reinvested               874           731      1,796       1,492
  Stock options exercised            554           324        718         436
  Exercise and conversion of stock
     purchase contracts and
     debentures                      291            33        352         215
  Other shares issued                  -           141        196         360
  Change in unrealized gains/losses
     on investment securities
     available for sale           (3,506)        4,471     (8,942)      9,112
                                ---------     ---------  ---------   ---------
ENDING BALANCE                  $303,535      $284,272   $303,535    $284,272
                                =========     =========  =========   =========


See notes to consolidated financial statements.

                              CNB BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                          Six Months Ended
                                                               June 30,
                                                          1996        1995
                                                          ----        ----
OPERATING ACTIVITIES:
   Net income                                           $19,524     $16,245
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                          6,635       5,331
   Provision for loan losses                              3,587       3,051
   Amortization of securities' premiums and discounts       838         813
   Net gains on securities                                 (554)     (1,202)
   Loans originated for sale                            (38,461)    (94,779)
   Proceeds from sale of loans                           44,616      76,719
   Increase in other assets, net of amortization        (10,314)    (14,604)
   Increase in other liabilities                            916      10,820
                                                        --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                26,787       2,394

INVESTING ACTIVITIES:
   Cash and cash equivalents of subsidiaries acquired,
     net of purchase price                                2,869           -
   Proceeds from the maturity of investment securities
     available for sale                                 144,804      62,429
   Proceeds from the sale of investment securities
     available for sale                                 193,567     107,716
   Purchase of investment securities available for
     sale                                              (459,733)   (206,611)
   Proceeds from the maturity of investment
     securities held to maturity                          6,663      23,059
   Purchase of investment securities held to maturity   (36,015)     (6,515)
   Net increase in loans                                (89,036)    (27,429)
   Purchase of bank premises and equipment               (5,938)     (3,527)
                                                       ---------   ---------
NET CASH USED BY INVESTING ACTIVITIES                  (242,819)    (50,878)

FINANCING ACTIVITIES:
   Net increase in deposits                              22,133      25,367
   Net increase in short-term borrowings                170,667       2,644
   Payment of long-term debt                             (9,178)    (62,331)
   Proceeds from long-term borrowings                    51,200      71,795
   Proceeds from exercise of stock options                  718         436
   Payment of cash dividends                             (7,509)     (6,230)
   Proceeds from common stock issued for dividend
     reinvestment plan                                    1,796       1,492
   Purchase and retirement of common stock               (6,579)    (10,855)
                                                       ---------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES               223,248      22,318
                                                       ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      7,216     (26,166)

CASH AND CASH EQUIVALENTS AT JANUARY 1,                 138,785     157,373
                                                       ---------   ---------
CASH AND CASH EQUIVALENTS AT JUNE 30,                  $146,001    $131,207
                                                       =========   =========
Supplemental disclosure:
   Cash paid for:
     Interest                                           $71,993     $62,102
     Income taxes                                        12,074       9,833
   Non-cash investing and financing activities:
     Common stock issued for acquisitions                 6,286           -
     Stock issued in exchange of debentures and
       equity contracts and pursuant to employee
       benefit plans                                        562         442


See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES

   The consolidated financial statements include the accounts of CNB Bancshares, Inc. (Corporation) and its wholly-owned subsidiaries, after elimination of all material intercompany accounts and transactions.

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and do not include all the information and footnotes required for a complete presentation of statements. The Corporation's accounting and reporting policies for interim financial reporting are consistent with those followed for annual financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods reported have been included in the foregoing interim consolidated financial statements. The interim results of operations presented are not necessarily indicative of the results that may be expected for the full year. A complete description of the Corporation's accounting policies and complete footnotes are contained in the 1995 Annual Report to Shareholders.

NOTE 2:  BUSINESS COMBINATIONS

  Information relating to mergers and acquisitions since July 1, 1995, for which stock was issued includes:

                              Merger            Common Shares    Method of
                              Date              Issued           Accounting

DuQuoin Bancorp, Inc.,
   DuQuoin, Illinois          May 17, 1996        499,200        Pooling*
Southern Finance Co., Inc.,
   Madisonville, Kentucky     December 1, 1995     31,932        Pooling*
Service Financial, Inc.,
   Harriman, Tennessee        December 1, 1995     37,064        Pooling*
UF Bancorp, Inc.,
   Evansville, Indiana        August 4, 1995    2,370,208        Pooling
Bank of Orleans, Indiana      August 4, 1995      334,420        Pooling*

*Accounted for as a pooling of interests without restatement of prior periods as the amounts involved were not material to the Corporation's financial results.

  On May 31, 1996, subsidiaries of the Corporation completed three acquisitions. Peoples Security Finance acquired $11,785,000 of loans from 12 offices of Money One Credit Company. Citizens Insurance of Evansville acquired a portion of the insurance policy customer base from Evansville Insurance Group. Citizens Trust
Company of Indiana, N.A. purchased Small, Parker and Blossom, Inc., a third party administrator of employee benefit plans. Goodwill originated from these acquisitions totaled approximately $6,474,000 and is being amortized on a straight line basis not exceeding 15 years. These acquisitions were accounted for under the purchase method of accounting, and accordingly, the consolidated financial statements include the assets and liabilities from the May 31, 1996 transaction date forward. The amounts involved in the transactions were not material to the Corporation's financial results.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2:  BUSINESS COMBINATIONS (continued):

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

NOTE 3:   INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

                                          Gross         Gross
                            Amortized     Unrealized    Unrealized  Market
                            Cost          Gains         Losses      Value
Available for Sale at
  June 30, 1996:
     U.S. Treasury        $   11,774      $   76       $    (12)  $   11,838
     Federal agencies:
       Bonds and notes       212,219         464         (1,672)     211,011
       Mortgage-backed
         securities          902,495       2,577        (10,952)     894,120
     State and municipal      36,753         957           (126)      37,584
     Collateralized
       mortgage obligations   84,763         724           (721)      84,766
     Other securities         25,173          60           (133)      25,100
                          ----------- -----------     ----------  -----------
       TOTAL              $1,273,177      $4,858       $(13,616)  $1,264,419
                          =========== ===========     ==========  ===========

Held to Maturity at
  June 30, 1996:
     Federal agencies:
       Mortgage-backed
         securities       $  110,493      $   77       $ (3,154)  $  107,416
     State and municipal     125,449       2,291         (1,619)     126,121
     Collateralized
       mortgage obligations    2,901           1            (22)       2,880
                          ----------- -----------    -----------  -----------
       TOTAL              $  238,843      $2,369        $(4,795)   $ 236,417
                          =========== ===========    ===========  ===========

   Net unrealized gains or (losses) on investment securities available for sale, net of tax, at December 31, 1995 and June 30, 1996 and 1995, were $3,634,000, $(5,308,000) and $1,178,000, respectively. The amortized cost and estimated market value of investment securities at June 30, 1996, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 3:   INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
     (continued)

                               Available for Sale           Held to Maturity
                               Amortized   Market           Amortized Market
                               Cost         Value           Cost       Value

Maturity distribution at
  June 30, 1996:
     Due in one year or less  $   18,849    $   18,930    $    202   $    207
     Due after one year
       through five years        187,384       186,896      15,923     16,430
     Due after five years
       through ten years          49,567        49,573      37,256     37,968
     Due after ten years           6,398         6,467      72,068     71,516
     Mortgage-backed
       securities                902,495       894,120     110,493    107,416
     Collateralized
       mortgage obligations       84,763        84,766       2,901      2,880
                              -----------   -----------  ---------- ----------
      TOTAL DEBT SECURITIES    1,249,456     1,240,752     238,843    236,417

     Equity securities            23,721        23,667

       TOTAL                  $1,273,177    $1,264,419    $238,843   $236,417
                              ===========   ===========  ========== ==========

  Proceeds from sales of investment securities available for sale during the six months ended June 30, 1996, were $193,567,000. Gross gains and losses realized on those sales were $924,000 and $370,000, respectively.

NOTE 4: IMPAIRED LOANS

   At June 30, 1996, impaired loans totaled $13,727,000. An allowance for loan losses was not deemed necessary for impaired loans totaling $5,074,000, but an allowance of $2,096,000 was recorded for the remaining balance of impaired loans of $8,653,000. At December 31, 1995, impaired loans totaled $14,149,000. An allowance of $1,212,000 was recorded for impaired loans totaling $7,448,000. The average balance for impaired loans was $14,700,000 for the six months ended June 30, 1996.

NOTE 5:  ACCOUNTING FOR MORTGAGE SERVICING RIGHTS

   At June 30, 1996 and 1995, and December 31, 1995, the carrying value of mortgage servicing rights, which are reported as intangible assets on the consolidated balance sheet, were $2,948,000, $159,000, and $589,000, respectively. The impact of recognizing originated mortgage servicing rights (OMSRs) as assets in the Corporation's financial statements was an increase in non-interest income of $2,359,000 and $159,000 for the six months ended June 30, 1996 and 1995, respectively. OMSRs of $2,561,000 and $162,000 were capitalized during the first six months of 1996 and 1995, respectively. For purposes of measuring impairment, the Corporation stratified mortgage servicing rights on the  basis  of  loan  term, interest rate and type of interest  rate  (fixed  or adjustable). The servicing assets were reduced only by normal amortization of $202,000 and $3,000 for the six month periods ended June 30, 1996 and 1995, respectively. No valuation allowance was required at June 30, 1995, December 31, 1995, or June 30, 1996.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 6:  INTEREST RATE CONTRACTS

   Through the purchase of interest rate cap agreements (caps), the Corporation has reduced the impact of increased interest rates on its costs to acquire certain repurchase agreements and long-term borrowings being hedged. These caps entitle the Corporation to receive periodic payments from counterparties based upon the notional amount of the caps and the excess of the index rate over the strike price. Amortization of premiums paid for interest rate caps totaled $647,000 and $639,000 for the six months ended June 30, 1996 and 1995, respectively. This expense was offset by counterparty reimbursements of $398,000 during the six months ended June 30, 1996, and $742,000 during the six months ended June 30, 1995.

   At June 30, 1996, the notional amount of the interest rate caps was $135,000,000. The caps are indexed to LIBOR with contract strike prices ranging from 4 percent to 7 percent and mature in 1997. The carrying value and estimated market value of the caps at June 30, 1996, was $848,000 and $675,000, respectively.

   The Corporation has entered into interest rate swaps as a hedge against certain long-term borrowings to manage its interest rate sensitivity. The contracts represent an exchange of interest payments and the underlying principal balances of the liabilities are not affected. At June 30, 1996, the Corporation had swaps with a notional value of $45,000,000. The agreements require the Corporation to pay a fixed rate of interest ranging from 5.77% to 6.12% and receive a variable rate based on three-month LIBOR. The agreements terminate on or prior to January 12, 2001.

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

   At June 30, 1996, option forward contracts outstanding, if exercised, committed the Corporation to sell $23,798,000 par value of mortgage-backed securities during the third quarter of 1996. Fees received from these contracts have been deferred until completion of the transactions.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
NOTE 7:  LONG-TERM DEBT

                                        June 30,       December 31,   June 30,
                                          1996             1995         1995
                                          ----             ----         ----
Parent Company:
  Convertible subordinated debentures,
     7.50%, redemptions of $1,125
     annually beginning in 2001,
     balance due 2011                   $  6,262       $  6,538       $  6,636

  Redeemable subordinated debentures,
     9.50% due 1997                        2,187          2,187          2,192

  Notes payable, unsecured:
     9.81%, payable $600 annually
     through 1996, balance due in 1997     3,000          3,000          3,600

     Variable rate adjusted with
       changes in LIBOR, payable $250
       quarterly through 2000 (6.04%,
       6.69% and 6.81% at June 30, 1996,
       December 31, 1995, and June 30,
       1995, respectively)                 5,000          5,500          6,000

     Variable rate adjusted with changes
       in LIBOR, due 1997 (6.04% and
       6.81% at June 30, 1996, and
       June 30, 1995, respectively)       12,200                         5,000

Subsidiaries:
  Federal Home Loan Bank advances, due
     at various dates through 2014
     (weighted average rates of 5.54%,
     5.89% and 6.37% at June 30, 1996,
     December 31, 1995 and June 30, 1995,
     respectively)                       147,840        115,794        176,756

Notes payable, revolving credit
  agreement, secured by finance
  receivables, variable rate adjusted
  with changes in LIBOR (6.10%, 6.63%
  and 6.88% at June 30, 1996,
  December 31, 1995, and June 30,
  1995, respectively)                     18,247         19,851         13,650

  Other, including capitalized leases      5,110          5,176          5,510
                                        ---------      ---------      ---------
     TOTAL                              $199,846       $158,046       $219,344
                                        =========      =========      =========


   Qualifying unencumbered mortgage loans held in the loan portfolio that equal at least 170 percent of the aggregate amount of advances have been pledged as collateral for the Federal Home Loan Bank advances. The 9.5% subordinated debentures are being redeemed without premium by the Corporation effective August 15, 1996.

NOTE 8:  NET INCOME PER SHARE

Net income per share has been computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. The assumed conversion of the convertible subordinated debentures into common shares had no materially dilutive effect on net income per share. All share data included in the notes to the financial statements and Management's Discussion and Analysis has been adjusted for the one-for-twenty stock dividend declared on October 18, 1995.

PART I.  FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations

Overview

   Net income for the three months ended June 30, 1996, was $9,839,000, an increase of 18.1 percent over the $8,331,000 earned in the same period of 1995. Net income per share increased by 17.4 percent to $.54 for the three months ended June 30, 1996, compared to $.46 for the three months ended June 30, 1995. Net income for the first six months of 1996 was $19,524,000 compared to $16,245,000 earned in the same period of 1995, an increase of 20.2 percent. Net income per share was $1.08 and $.89 for the six months ended June 30, 1996 and 1995, respectively. The increased earnings improvement was due to an improved net interest margin and continued growth in earning assets which resulted in a
7.3 percent increase in net interest income over the first six months of 1995. The net interest margin was 4.20 percent for the six months ended June 30, 1996, compared to 4.17 percent for the six months ended June 30, 1995. During the first six months of 1996 average earning assets were 6.8 percent greater than during the same period of 1995.

   Net income of $9,839,000 for the second quarter of 1996 was also increased over 1996 first quarter results of $9,685,000. Net income per share was $.54 each for the first two quarters of 1996.

   The Corporation's total assets at June 30, 1996 were $3,948,418,000, which were 12.1 percent greater than the $3,521,701,000 at June 30, 1995, and 8.8 percent greater than total assets at December 31, 1995. Total loans of $2,075,447,000 at June 30, 1996, increased from $1,971,454,000 at December 31,
1995, but decreased from $2,142,013,000 from one year ago. The efforts begun during the fourth quarter 1995 to sell or securitize a significant amount of residential real estate loans continued through the second quarter 1996. At year-end 1995, the Corporation reclassified $209 million of fixed rate residential mortgage loans from the loan portfolio into real estate loans held for sale. An additional $70 million of adjustable rate mortgage loans were reclassified into real estate loans held for sale at the end of the second quarter of 1996. Initiated to provide more flexibility in balance sheet management, the Corporation securitized $162 million of the fixed rate mortgages and anticipates completing the securitization of the adjustable rate mortgages during the third quarter of 1996.

   Annualized returns on average assets and average shareholders' equity for the six months ended June 30, 1996, were 1.06 percent and 13.15 percent, respectively, compared with .94 percent and 11.40 percent for the same period of 1995. For the quarter ended June 30, 1996, annualized returns on average assets and average shareholders' equity were 1.04 percent and 13.08 percent, respectively, compared to .96 percent and 11.68 percent in the second quarter of 1995.

   Cash dividends of $.21 per share were declared during the second quarter of 1996 compared with $.19 per share during the same period of 1995, representing an increase of 10.5 percent. For the six months ended June 30, 1996 and 1995, total dividends declared were $7,509,000 and $6,561,000, respectively.

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Net Interest Income

   Net interest income is the Corporation's largest component of income and represents the difference between interest and fees earned on loans and investments and the interest paid on interest bearing liabilities. Net interest income was $70,494,000 for the six months ended June 30, 1996, compared with
$65,676,000 for the same period in 1995. Net interest income for the most recent quarter was $36,102,000 compared to $32,785,000 for the three months ended June 30, 1995. The increased net interest income was the result of a
9.6 percent and 6.8 percent increase in average earning assets on a quarter and year-to-date basis, respectively, compared to 1995 periods, and an improved net interest margin. Net interest income for the most recent quarter was $1,710,000 greater than the $34,392,000 recorded in the first quarter of 1996 due to the effects of a slightly lower net interest margin offsetting a $196,509,000 increase in average earning assets.

   The interest margin is a percentage computed by dividing net interest income on a fully taxable equivalent basis ("FTE") by average earning assets and represents a measure of basic earnings on interest bearing assets held by the Corporation. The annualized net interest margins were 4.20 percent and 4.17 percent, respectively, for the six months ended June 30, 1996 and 1995. Average earning assets for the six months ended June 30, 1996, increased to $3,472,457,000 from $3,250,969,000 for the same period in 1995. Average loans decreased by $92,211,000 to $2,021,267,000 for the first six months of 1996 and represented 58.2 percent of earning assets compared to 65.0 percent in 1995. Investment securities increased by 23.7 percent for the first six months of 1996 compared to 1995 and represented 38.7 percent and 33.5 percent of earning assets for similar periods of 1996 and 1995, respectively. This shift in earning asset mix is primarily the result of the Corporation securitizing approximately $162 million of fixed rate residential first mortgage loans during the first quarter of 1996 as discussed under the Loans caption. The prime lending rate decreased during the first half of 1996 by 25 basis points, as opposed to the same period one year ago when the prime rate increased by 50 basis points. As a result of continued efforts to alter the mix and reprice earning assets and interest bearing liabilities acquired in recent thrift acquisitions, the Corporation has been able to improve the net interest margin from 4.13 percent for the second quarter of 1995 to 4.19 percent for the second quarter of 1996. The net interest margin for the first quarter of 1996 was 4.21 percent.

  An ongoing objective of the Corporation's asset/liability management policy is to match rate-adjustable assets and liabilities at similar maturity horizons so that changes in interest rates will not result in wide fluctuations in net interest income. The rate sensitivity position is computed for various repricing intervals by calculating rate sensitivity gaps. The Corporation had a cumulative one-year negative gap on June 30, 1996, of $85,791,000 which represented 2.3 percent of the $3,683,266,000 in earning assets at that date and, in the opinion of management, represented a balanced position. Net interest income at financial institutions with negative gaps tends to increase in periods of falling interest rates and decline as interest rates rise.

Non-Interest Income

     During the first six months of 1996, non-interest income, which includes deposit fees, insurance commissions, trust fees, credit card and other non-interest fees on loans, mortgage loan origination and servicing revenues, investment products fees, and net securities gains, was $25,653,000 compared to $22,069,000 reported for the same period in 1995. Net security gains of $554,000 were recorded during

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Non-Interest Income, continued:

the first six months of 1996 compared to $1,202,000 for the same period of 1995. Non-interest income excluding net securities gains totaled $25,099,000, which represented an increase of 20.3 percent over the same period of 1995.

  Service charges on deposit accounts were increased by $747,000 or l4.5 percent due to increased volumes and improved efforts to collect a greater percentage of accessible fees. Mortgage loan origination and servicing fees increased by $1,933,000 during the first half of 1996 compared to the same period of 1995. The securitization of $162 million of residential mortgage loans, as subsequently discussed under Loans, generated net gains of $2,578,000. This was partially offset by the closing of an East Coast mortgage banking subsidiary during the second quarter of 1995 which resulted in fewer mortgage loan originations and related revenues during the current year. Trust fees, based primarily on the market value of assets under management, increased by $267,000 or 10.4 percent compared to the first six months of 1995 due to an increase in the number of accounts and an increase in the market value of assets managed. Investment products fees increased by 28.8 percent to $1,903,000 as the Corporation continued to place greater emphasis on sale of annuities, mutual funds and other non-traditional banking products. Other income increased to $3,717,000 during the six months ended June 30, 1996, from $3,023,000 for the comparable period of 1995. The first half of 1996 included revenues of $427,000 from the expiration of interest rate option contracts and administrative service and direct marketing revenues of $149,000. New revenue sources, including plan administration fees, generated by the recently acquired Small, Parker and Blossom, and non-customer ATM surcharges totaled $136,000 and $85,000, respectively, during the second quarter 1996.

Non-Interest Income
(in thousands)

                                           Six Months Ended
                                                June 30,             Increase
                                           1996        1995         (Decrease)
                                           ----        ----         ----------
Service charges on deposit accounts        $ 5,893     $ 5,146       $  747
Mortgage loan origination and servicing      5,041       3,108        1,933
Insurance premiums and commissions           3,209       3,195           14
Trust fees                                   2,828       2,561          267
Credit card and other non-interest fees
  on loans                                   2,508       2,357          151
Investment products fees                     1,903       1,477          426
Net securities gains                           554       1,202         (648)
Other                                        3,717       3,023          694
                                           --------    --------     --------
   Total non-interest income               $25,653     $22,069       $3,584
                                           ========    ========     ========

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Non-Interest Expense

  Non-interest expense, which includes personnel, occupancy costs, equipment and other operating expenses was $62,174,000 for the six months ended June 30, 1996, compared to $58,968,000 for the same period of 1995, an increase of 5.4 percent. Non-recurring charges of $2.3 million, primarily related to recent office closures, are included in non-interest expenses for the first quarter of 1996. Excluding these charges, non-interest expenses increased $929,000 or 1.6 percent from the six months ended June 30, 1995.

   Salaries and employee benefits increased by $2,499,000 or 8.6 percent for the six month period in 1996 over 1995. A portion of this increase is due to increased staff from acquisitions since June 30, 1995. Performance-based incentives and commissions increased $597,000 during the first half of 1996 compared to 1995 due to increased sales activity and earnings. The remaining increase was generally due to normal salary increases, additional staff and related expenses associated with increased business activity. Data processing expense in 1996 increased by $79,000 due to credit card processing expenses increasing by $326,000. The issuance of additional credit cards and the related increased transaction volumes resulted in increased processing expenses. This increase in expense was partially offset by savings realized from the conversion of four wholly-owned entities to our internal data processing systems during the last three quarters of 1995. Occupancy expenses increased by $284,000 to $4,182,000 and equipment expense increased by $184,000 to $3,536,000 during the first half of 1996 due to additional banking offices acquired, as compared to the same period of 1995. Advertising and promotion expense increased by $521,000 during the six months ended June 30, 1996, compared to the same period one year ago due to increased marketing efforts related to loan and deposit promotions, Corporate identity promotions and non-traditional banking services. Expenses for postage and freight increased by $288,000 during the first six months of 1996 compared to 1995 primarily due to mailing promotional materials related to various loan and deposit direct marketing campaigns and increased communications with a larger customer and shareholder base. Professional fees totaled $1,714,000 at June 30, 1996, $264,000 less than the same period a year ago. These expenses were higher during 1995 due to the UF Bancorp and other mergers consummated August 1995. FDIC assessments decreased by $1,896,000 during the six months ended June 30, 1996, compared to the same period of 1995. The assessment rate was reduced from $.23 to only minimal amounts for deposits insured by the Bank Insurance Fund (BIF) effective January 1, 1996. The portion of the Corporation's deposits acquired from thrifts over the years remains insured by the Savings Association Insurance Fund (SAIF) of the FDIC which continues to be assessed at $.23 per $100 of deposits. Congress is currently considering a special, one-time assessment on SAIF-insured deposits. If enacted, this assessment could result in a one-time, pre-tax charge of up to $7,300,000, which could be offset by lower insurance costs in the future. Other expenses were increased by $1,474,000 during the first half of 1996 compared to the same period of 1995. One-time charges of $1,983,000, related to the recent closure of five offices, accounted for all of this increase. These offices were generally near other Corporate-owned banking facilities and no significant loss of customer base is anticipated. Operating expenses as a percentage of revenues, commonly referred to as the efficiency ratio, improved from 66.4 percent to 62.9 percent during the first six months of 1995 and 1996, respectively.

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Non-Interest Expense
(in thousands)

                                        Six Months Ended
                                             June 30,             Increase
                                        1996        1995         (Decrease)
                                        ----        ----         ----------
Salaries and employee benefits          $31,417     $28,918       $ 2,499
Data processing and other services        5,989       5,910            79
Occupancy expense                         4,182       3,898           284
Equipment expense                         3,536       3,352           184
Advertising and promotion                 2,273       1,752           521
Postage and freight                       1,854       1,566           288
Printing and supplies                     1,810       1,773            37
Professional fees                         1,714       1,978          (264)
FDIC assessments                          1,036       2,932        (1,896)
Other                                     8,363       6,889         1,474
                                        --------    --------      --------
  Total non-interest expense            $62,174     $58,968       $ 3,206


Income Tax Expense

   Income tax expense was $10,862,000 for the six months ended June 30, 1996, compared with $9,481,000 for the same period in 1995. The effective tax rate was 35.7 percent and 36.9 percent for the six months ended June 30, 1996 and 1995, respectively. The decline in the effective tax rate can be attributed to an increase in tax free income from tax exempt investments.

Loans

   Total  loans were $2,075,447,000 at June 30, 1996, compared to $2,142,013,000 at June 30, 1995, and $1,971,454,000 at December 31, 1995. The loan portfolio increased by $104.0 million from year-end 1995 but decreased by $66.6 million or
3.1 percent from one year ago. At year-end 1995, management made a decision to sell or securitize a significant amount of residential mortgage loans and reclassified $209 million from the loan portfolio to real estate loans held for sale. Approximately $162 million of fixed rate residential loans were securitized during the first quarter 1996 and $38 million that could not be
securitized  was  returned  to  the loan portfolio.   Management  continued  its
efforts to sell or securitize residential mortgage loans throughout 1996 and during the second quarter learned that certain adjustable rate loans could be securitized. Consequently, $70 million of adjustable rate first mortgages were reclassified from the loan portfolio to real estate loans held for sale. It is anticipated that these loans will be securitized during the third quarter. No significant additional amount of portfolio loans is expected to be securitized but current production of residential loans will continue to be sold or securitized from time-to-time. Commercial loans totaled $555,571,000 at December 31, 1995, compared to $598,361,000 and $337,208,000 at June 30, 1996 and 1995, respectively. As of December 31, 1995, the Corporation reclassified $215 million of real estate mortgage loans secured by owner-occupied commercial or service related businesses. Management believes that classifying such loans as commercial loans is more consistent with their underwriting criteria and also more accurately reflects the credit risk associated with such loans. As prior year's loan balances in the accompanying table have not been reclassified using the

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Loans, continued

new criteria, the $261.2 million increase in commercial loans must be viewed in the context of the reclassification. Real estate mortgage loans, which consist of residential, commercial and agricultural loans secured by real estate and construction loans, totaled $893,076,000 at June 30, 1996, compared to $1,265,242,000 one year prior. Residential real estate loans decreased as the Corporation reclassified $209 million of fixed rate and $70 million of adjustable rate first mortgage real estate loans to loans held for sale as discussed above. The Corporation has continued to experience demand for new residential real estate mortgage loans, but has sold most new production during the current quarter. Customer preference in the current rate environment has shifted from adjustable rate residential real estate loans to fixed rate 15-year and shorter term balloon loans. In addition to residential real estate mortgages reported as loans, the Corporation held $76,150,000 and $222,157,000 of real estate loans for sale at June 30, 1996, and December 31, 1995, respectively. These loans were $29,726,000 at June 30, 1995.

   Consumer loans at June 30, 1996, were $46.6 million greater than at June 30, 1995, and $22.1 million greater than at December 31, 1995. Of this increase from year-end, $18.9 million is the result of the recent acquisitions. Direct consumer loan demand has continued through 1995 and 1996 due to direct mail and in-office promotions, for both fixed and variable rate automobile and other personal loans. The volume of new indirect consumer loans purchased through automobile dealers, however, was not sufficient to replace normal payments and payoffs and these balances continued to decline during late 1995 and early 1996. New marketing efforts were initiated and the volume of these loans purchased late in the first quarter and thus far in the second quarter has increased.

Loans Outstanding
(in thousands)

                                               June 30,             Increase
                                           1996        1995         (Decrease)
                                           ----        ----         ----------
Commercial, industrial and agricultural
  production loans                         $  598,361   $  555,571    $  337,208
Tax exempt loans                               21,014       23,354        23,154
Real estate mortgage loans:
  Commercial and agricultural                 147,287      136,941       343,783
  Construction                                 60,480       48,690        64,976
  Residential                                 685,309      665,986       856,483
  Consumer loans                              562,996      540,912       516,409
                                           ----------   ----------    ----------
    Total loans                            $2,075,447   $1,971,454    $2,142,013
                                           ==========   ==========    ==========


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

Summary of Allowance for Loan Losses
(in thousands)

                                                  Six Months Ended
                                                       June 30,
                                                  1996        1995
                                                  ----        ----
Beginning balance                                 $28,806     $28,502
  Allowance of subsidiaries at acquisition date     1,872
  Provision for loan losses                         3,587       3,051
  Loans charged-off                                (6,287)     (3,998)
  Recoveries                                        1,611         952
                                                  --------    --------
Ending balance                                    $29,589     $28,507
                                                  ========    ========
Percent of total loans                               1.43%       1.33%



   The  allowance for loan losses was $29,589,000 at June 30, 1996, representing
1.43 percent of total loans, compared with $28,507,000 at June 30, 1995, which represented 1.33 percent of total loans. At December 31, 1995, the allowance for loan losses was $28,806,000 and represented 1.46 percent of total loans. Annualized net charge-offs to average loans increased to .46 percent during the first half of 1996 from .29 percent for the same period of 1995. The increase is primarily the result of a single $1.6 million commercial loan, previously classified as non-accrual, charged-off during the second quarter. The provision for loan losses to average loans was .35 percent and .29 percent for the six months ending June 30, 1996 and 1995, respectively. The allowance for loan losses to non-performing loans at June 30, 1996, and 1995, and at December 31, 1995, were 162 percent, 156 percent, and 138 percent, respectively.

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Loan Quality (continued)

Non-Performing and Risk Assets
(in thousands)

                                        June 30,     December 31,   June 30,
                                          1996           1995         1995
                                          ----           ----         ----
Non-accrual loans:
  Commercial, agricultural, and
     tax exempt                         $ 9,444      $10,393        $ 3,461
  Real estate mortgage                    5,699        6,326         11,549
  Consumer                                1,768        3,194          2,218
                                        --------     --------       --------
     Total non-accrual                   16,911       19,913         17,228

Restructured loans:
  Commercial, agricultural, and
     tax exempt                             668          479            846
  Real estate mortgage                      612          464            191
  Consumer                                   43            5
                                        --------     --------       --------
     Total restructured                   1,323          948          1,037
                                        --------     --------       --------
  Total non-performing loans             18,234       20,861         18,265

Foreclosed properties                     3,193        1,727          2,652
                                        --------     --------       --------
  Total non-performing assets            21,427       22,588         20,917

90 days or more past due:
  Commercial, agricultural,
     and tax exempt                       1,406          344            442
  Real estate mortgage                    1,422        1,285            827
  Consumer                                1,887          598          1,425
                                        --------     --------       --------
     Total 90 days or more past due       4,715        2,227          2,694
                                        --------     --------       --------
  Total risk assets                     $26,142      $24,815        $23,611
                                        ========     ========       ========
  Risk assets to loan-related assets       1.26%        1.26%          1.10%


   Risk assets consist of non-performing loans, foreclosed properties and loans 90 days or more past due but accruing. Although these assets have more than a normal risk of loss, they will not necessarily result in a higher level of future charge-offs or losses.

    Non-performing loans consist of loans classified as troubled debt restructurings and loans on non-accrual status. As indicated by the previous table, the Corporation's non-performing loans as of June 30, 1996, totaled $18,234,000, a decrease of $2.6 million from December 31, 1995. The non-performing loans to total loans ratio was .88 percent on June 30, 1996, as compared to .85 percent on June 30, 1995, and 1.06 percent on December 31, 1995. In addition to loans classified as non-performing, there were other loans totaling $5,824,000, at June 30, 1996, where the borrowers are experiencing difficulties and management is closely monitoring the borrowers' abilities to comply with payment terms. However, conditions at this time do not warrant classification as non-performing.

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Deposits and Other Sources of Funds

    Total deposits were $2,886,170,000 at June 30, 1996, compared to $2,620,835,000 and $2,789,989,000 at June 30, 1995, and December 31, 1995,
respectively. Non-interest bearing deposits increased from June 30, 1995 by $25.8 million while interest bearing deposits were increased by $239.5 million. Since December 31, 1995, non-interest bearing deposits, which were seasonally high at year-end, declined by $101 thousand and interest bearing deposits increased by $96.3 million. The mix of interest bearing deposits is continuing to shift to certificates of deposit as competitive pricing on these products modified customers' previous preferences of interest bearing checking, savings and money market deposit accounts.

   Securities sold under repurchase agreements are acquired in national markets as well as from the Corporation's commercial customers as part of a cash management service. Repurchase agreements were $445,124,000, $324,013,000, and $325,271,000 at June 30, 1996, June 30, 1995, and December 31, 1995,
respectively, and play a key role in funding earning assets. A portion of these repurchase agreements, acquired to fund certain fixed rate earning assets, is being hedged by interest rate caps.

  Long-term debt totaled $199,846,000 at June 30, 1996, compared to $219,344,000 at June 30, 1995, and $158,046,000 at December 31, 1995. Repurchase agreements, federal funds purchased, other short-term borrowings and long-term debt increased in aggregate by $215,937,000 from December 31, 1995 to fund the growth in earning assets. Earning assets increased by $310,549,000 to $3,683,266,000 during this period, with only $96,181,000 of this increase funded by deposit growth.

Investment Securities

    Total investment securities available for sale and held to maturity represented 40.8 percent of earning assets at June 30, 1996, compared to 33.4 percent and 34.7 percent at June 30, 1995, and December 31, 1995, respectively. This increase in the investment portfolio is primarily the result of the Corporation securitizing approximately $162 million of fixed rate residential mortgage loans, as discussed previously. The portfolio has continued to shift toward investments in mortgage-backed securities, predominately underwritten to the standards of, and guaranteed by government sponsored agencies. These securities generally yield 70-100 basis points more than comparable U.S.
Treasury securities. Mortgage-backed securities differ from traditional debt securities in that they have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying mortgages. Prepayment rates generally can be expected to increase during periods of lower interest rates as the underlying mortgages are refinanced at lower market rates. Conversely, the average lives of these securities generally are extended as interest rates increase. The estimated average life of these securities and the overall portfolio was 4.0 years and 4.5 years, respectively, at June 30, 1996.

Liquidity and Capital Resources

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

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

   Liquidity is provided by projecting credit demand and other financial needs and then maintaining sufficient cash and assets readily convertible into cash or available federal funds lines to meet these requirements. The Corporation has provided for its liquidity needs through growth in core deposits, maturing loans and investments in its securities portfolio, and by maintaining adequate balances in other short-term securities and money market assets. At June 30, 1996, the Corporation had $175,603,000 in investment securities maturing within one year. The Corporation additionally has federal funds lines and other borrowing sources available to it and its banks. Investment securities maturing within one year and unused borrowing sources were considered by management to provide adequate liquidity in view of projected needs.

   Total shareholders' equity at June 30, 1996, was $303,535,000, compared to $297,693,000 at December 31, 1995. The Federal Reserve Board has established a minimum leverage ratio of 3.0 percent for the most highly rated bank holding companies that do not anticipate significant growth. All other institutions are required to maintain a ratio of 4.0 to 5.0 percent depending on their particular circumstances and risk profile. This ratio is defined as shareholders' equity less non-qualifying intangible assets, as a percentage of the sum of quarter to date total average assets less non-qualifying intangible assets. The Corporation's leverage ratio at June 30, 1996, was 7.44 percent as compared to
7.56 percent at the end of 1995. The Federal Reserve Board has also adopted risk-based capital guidelines which assign various risk weightings to assets and off-balance sheet items and set minimum capital requirements. Banks are required to have core capital (Tier 1) of at least 4.0 percent of risk weighted assets and total capital of 8.0 percent of risk weighted assets. Tier 1 capital consists primarily of shareholders' equity less intangible assets; and total capital consists of Tier 1 capital, certain long-term debt and convertible debentures and a portion of the allowance for loan losses. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, institutions must have a leverage ratio of 5.0 percent or above, Tier 1 capital to risk-based assets of 6.0 percent or above, and total capital to risk-based assets of 10.0 percent or above in order to qualify as well capitalized. At June 30, 1996, the Corporation's leverage, Tier 1 and total capital ratios were
7.44 percent, 12.07 percent, and 13.68 percent, respectively, well above all regulatory minimums. Furthermore, each of the Corporation's subsidiary banks has been rated as "well capitalized" by the Federal Deposit Insurance Corporation. The Corporation is not aware of any current recommendations by its regulatory authorities or any other known trends, events, or uncertainties that will have or that are reasonably likely to have a material effect on its liquidity, capital resources, or operations.

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

Item 3.   Defaults Upon Senior Securities                        None

Item 4.   Submission of Matters to a Vote of Security Holders    None

Item 5.   Other Information                                      None

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits
          a.   The following exhibit is submitted herewith:

               27 - Financial Data Schedule

          Reports on Form 8-K
          b.   No reports were filed






No other information is required to be filed under Part II of the form.

                              CNB Bancshares, Inc.
                                    FORM 10-Q


SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CNB Bancshares, Inc.
                                          (Registrant)



Date    August 9, 1996                by  /s/ James J. Giancola
                                      James J. Giancola,
                                      President and Chief Executive Officer



Date    August 9, 1996                by  /s/ Ralph L. Alley
                                      Ralph L. Alley, Senior Vice President
                                      and Controller, Treasurer
                                      (Principal Accounting Officer)

EXHIBIT INDEX



Reg. S-K
Exhibit No.              Description of Exhibit     Page

  27                     Financial Data Schedule     23