Form 10-Q
period 1996-09-30
CNB BANCSHARES INC
filed 1996-11-12
CIK 724198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934


                          FOR THE QUARTER PERIOD ENDED

                               SEPTEMBER 30, 1996


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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X        No
                                              ------         ------

     As of October 31, 1996, there were 19,255,576 outstanding shares, without par value, of the registrant.

Exhibit index is on page 24.

                                      Page


                                      INDEX

                                                               Page No.

PART I.         Financial Information

   Item 1.           Financial Statements:

                     Consolidated Balance Sheet                         1

                     Consolidated Condensed Statement
                        of Income                                       2

                     Consolidated Condensed Statement of
                        Changes in Shareholders'Equity                  3

                     Consolidated Statement of Cash Flows               4

                     Notes to Consolidated Financial Statements      5-10

   Item 2.           Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                  11-21

PART II.             Other Information                                 22

Signatures                                                             23

Exhibit Index                                                          24


                                      Page


PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                                 CNB Bancshares, Inc.
                               Consolidated Balance Sheet
                         (In thousands except for share data)
                                     (Unaudited)

                                   September 30,   December 31,   September 30,
                                       1996           1995            1995
                                   -------------   ------------   ------------

Assets
  Cash and due from banks             $  120,386    $  130,239     $  100,906
  Federal funds sold and
     other short-term money
     market investments                      787         8,546         12,643
                                     -----------    ----------     ----------
     Total cash and cash equivalents     121,173       138,785        113,549
  Real estate loans held for sale          4,754       222,157         15,076
  Investment securities available
     for sale                          1,303,800       972,320        604,749
  Investment securities held to
     maturity (Market value $250,338
     at September 30, 1996, $199,966
     at December 31, 1995, and
     $563,841 at September 30, 1995)     252,056       198,240        565,450
  Loans, net of unearned income        2,139,247     1,971,454      2,179,234
  Less:  Allowance for loan losses        30,106        28,806         28,446
                                      ----------    ----------     ----------
     Net loans                         2,109,141     1,942,648      2,150,788
  Premises and equipment                  69,680        66,224         67,275
  Foreclosed properties                    2,456         1,727          2,391
  Intangible assets                       31,509        23,741         23,443
  Interest receivable and other assets    87,571        62,840         66,917
                                      ----------    ----------     ----------

           Total assets               $3,982,140    $3,628,682     $3,609,638
                                      ==========    ==========     ==========

Liabilities
  Deposits:
     Non-interest bearing             $  319,526   $  322,706      $  295,634
     Interest bearing                  2,557,890    2,467,283       2,493,264
                                      ----------   ----------      ----------
        Total deposits                 2,877,416    2,789,989       2,788,898
  Securities sold under repurchase
     agreements                          503,738      325,271         309,786
  Federal funds purchased                 38,315       18,370          20,070
  Other short-term borrowings              9,474        7,441          12,477
  Long-term debt                         206,282      158,046         153,954
  Interest payable and other
     liabilities                          42,881       31,872          36,066
                                      ----------   ----------      ----------
           Total liabilities           3,678,106    3,330,989       3,321,251

Shareholders' equity
   Preferred stock, no par or stated value
      Shares authorized & unissued: 2,000,000
   Common stock, $1 stated value
      Shares authorized: 50,000,000
      Shares issued: 19,255,238 at
         September 30, 1996, 17,894,770 at
         December 31, 1995, and 17,853,193
         at September 30, 1995            19,255       17,895          17,853
    Capital surplus                      267,429      246,492         247,597
    Retained earnings                     23,528       29,672          21,007
    Net unrealized gains (losses)
       on investment securities
       available for sale                 (6,178)        3,634          1,930
                                      ----------    ----------     ----------
          Total shareholders' equity     304,034       297,693        288,387
                                      ----------    ----------     ----------
          Total liabilities &
            shareholders' equity      $3,982,140    $3,628,682     $3,609,638
                                      ==========    ==========     ==========

See notes to consolidated financial statements.


                                 CNB Bancshares, Inc.
                    Consolidated Condensed Statement of Income
                      (In thousands, except for share data)
                                   (Unaudited)

                                  Three Months Ended        Nine Months Ended
                                     September 30,             September 30,
                                   1996       1995           1996       1995

Interest Income
  Loans, including fees:
    Taxable                      $48,713      $49,733     $142,025    $144,776
    Tax exempt                       358          420        1,104       1,281
  Real estate loans held
    for sale                       1,100          562        4,562       1,411
  Investment securities:
    Taxable                       23,416       17,657       64,509      50,561
    Tax exempt                     2,273        1,325        5,923       3,697
  Federal funds sold and
    other short-term money
    market investments               185          386          767       1,262
                                 -------      -------     --------    --------
      Total interest income       76,045       70,083      218,890     202,988

Interest Expense
  Deposits                        29,165       28,734       86,360      79,510
  Short-term borrowings            6,511        4,460       16,476      13,656
  Long-term debt                   2,975        3,378        8,166      10,635
                                 -------      -------     --------    --------
    Total interest expense        38,651       36,572      111,002     103,801
                                 -------      -------     --------    --------

Net Interest Income               37,394       33,511      107,888      99,187
Provision for loan losses          2,334          979        5,921       4,030
                                 -------      -------     --------    --------
Net Interest Income After
  Provision For Loan Losses       35,060       32,532      101,967      95,157

Non-Interest Income
  Net securities gains               134           86          688       1,288
  Other non-interest income       15,925       12,401       41,024      33,268
                                 -------      -------     --------    --------
    Total non-interest income     16,059       12,487       41,712      34,556

Non-Interest Expense
  SAIF assessment                  4,963                     4,963
  Salaries, benefits,
    occupancy, other
    operating expenses            35,728       29,057       97,902      88,025
                                 -------      -------     --------    --------

Income Before Income Taxes        10,428       15,962       40,814      41,688
Income taxes                       3,032        5,926       13,894      15,407
                                 -------      -------     --------    --------

Net Income                       $ 7,396      $10,036     $ 26,920    $ 26,281
                                 =======      =======     ========    ========

Net Income Per Share             $  0.38      $  0.53     $   1.40    $   1.37
                                 =======      =======     ========    ========

Average common and equivalent
  shares outstanding          19,402,490   19,055,062   19,166,753  19,181,087
                              ==========   ==========   ==========  ==========

See notes to consolidated financial statements.

                               CNB Bancshares, Inc.
        Consolidated Condensed Statement of Changes in Shareholders' Equity
                                 (In thousands)
                                  (Unaudited)

                               Three Months Ended         Nine Months Ended
                                  September 30,              September 30,
                                 1996      1995              1996     1995

Beginning Balance             $303,535   $284,272         $297,693   $273,828
  Net income                     7,396     10,036           26,920     26,281
  Cash dividends declared       (3,928)    (3,579)         (11,437)   (10,140)
  Dividends reinvested             839        761            2,635      2,253
  Purchase and retirement
    of common stock             (5,174)   (10,410)         (11,753)   (21,265)
  Issuance of common stock
    related to acquisition
    of subsidiaries                         5,879            6,286      5,879
  Exercise of options and
    conversion of stock purchase
    contracts and debentures     2,236        676            3,306      1,327
  Other shares issued                                          196        360
  Change in unrealized gains/losses
    on investment securities
    available for sale            (870)       752           (9,812)     9,864
                              --------   --------         --------   --------
Ending Balance                $304,034   $288,387         $304,034   $288,387
                              ========   ========         ========   ========

See notes to consolidated financial statements.


                              CNB Bancshares, Inc.
                     Consolidated Statement of Cash Flows
                                (In thousands)
                                 (Unaudited)
                                                      Nine Months Ended
                                                        September 30,
                                                      1996         1995
Operating Activities:
  Net income                                        $ 26,920     $ 26,281
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   10,595        8,048
      Provision for loan losses                        5,921        4,030
      Amortization of premiums and discounts on
        securities                                     1,234        1,118
      Net gains on securities                           (688)      (1,288)
      Loans originated for sale                      (60,095)    (131,375)
      Proceeds from sale of loans                    141,117      127,965
      Increase in other assets, net of
        amortization                                 (25,278)     (20,302)
      Increase in other liabilities                   10,149        9,213
                                                    --------     --------
Net Cash Provided by Operating Activities            109,875       23,690

Investing Activities:
  Cash and cash equivalents of subsidiaries
    acquired, net of purchase price                    2,869        3,935
  Proceeds from the maturity of investment
    securities available for sale                    188,820       94,579
  Proceeds from the sale of investment
    securities available for sale                    254,025      175,122
  Purchase of investment securities available
    for sale                                        (605,200)    (313,213)
  Proceeds from the maturity of investment
    securities held to maturity                        9,411       37,123
  Purchase of investment securities held to
    maturity                                         (52,040)     (62,716)
  Net increase in loans                             (158,383)     (37,870)
  Purchase of bank premises and equipment             (7,811)      (6,542)
                                                    --------     --------
Net Cash Used by Investing Activities               (368,309)    (109,582)

Financing Activities:
  Net increase in deposits                            13,355      140,703
  Net increase (decrease) in short-term borrowings   196,611      (15,445)
  Payment and maturity of long-term debt            (140,585)    (189,711)
  Proceeds and renewals of long-term borrowings      191,200      133,795
  Proceeds from exercise of stock options                796        1,079
  Payment of cash dividends                          (11,437)      (9,341)
  Proceeds from common stock issued for dividend
    reinvestment plan                                  2,635        2,253
  Purchase and retirement of common stock            (11,753)     (21,265)
                                                    --------     --------
Net Cash Provided by Financing Activities            240,822       42,068
                                                    --------     --------

Net Decrease in Cash and Cash Equivalents            (17,612)     (43,824)

Cash and Cash Equivalents at January 1,              138,785      157,373
                                                    --------     --------

Cash and Cash Equivalents at September 30,          $121,173     $113,549
                                                    ========     ========

Supplemental disclosure:
  Cash paid for:
    Interest                                        $110,045     $100,317
    Income taxes                                      12,787       15,252
  Non-cash investing and financing activities:
    Common stock issued for acquisitions               6,286        5,879
    Stock issued in exchange of debentures and
      equity contracts and pursuant to employee
      benefit plans                                    2,746          258

See notes to consolidated financial statements.

                              CNB BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2:  BUSINESS COMBINATIONS

  Information relating to mergers and acquisitions since October 1, 1995, for which stock was issued includes:

                                Merger        Common Shares      Method of
                                 Date             Issued         Accounting

DuQuoin Bancorp, Inc.,
  DuQuoin, Illinois          May 17, 1996         524,160         Pooling*

Southern Finance Co., Inc.,
  Madisonville, Kentucky     December 1, 1995      33,529         Pooling*

Service Financial, Inc.,
  Harriman, Tennessee        December 1, 1995      38,917         Pooling*


* Accounted for as a pooling of interests without restatement of prior periods as the amounts involved were not material to the Corporation's financial results.

  On May 31, 1996, the Corporation acquired $11,785,000 of loans from 12 offices of Money One Credit Company, acquired a portion of the insurance policy customer base from Evansville Insurance Group and purchased Small, Parker and Blossom, Inc., a third party administrator of employee benefit plans. Goodwill originated from these acquisitions totaled approximately $6,375,000 and is being amortized on a straight line basis not exceeding 15 years. These acquisitions were accounted for under the purchase method of accounting, and accordingly, the consolidated financial statements include the assets and liabilities from the May 31, 1996 transaction date forward. The amounts involved in these transactions were not material to the Corporation's financial results.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2:  BUSINESS COMBINATIONS (continued):

  On October 11, 1996, the Corporation announced the signing of a definitive agreement to acquire all of the outstanding shares of BMC Bancshares, Inc.
(BMC), parent company for Bank of Mt. Carmel, Illinois. Under terms of the agreement, the Corporation will issue approximately 856,000 shares of its common stock. The transaction will be accounted for under the pooling of interests method of accounting and is subject to approval by BMC shareholders and appropriate regulatory agencies. Although the Corporation anticipates that the merger will be completed during the first quarter of 1997, there can be no assurance that the acquisition will be completed. At September 30, 1996, BMC had total assets and shareholders' equity of $99,778,000 and $13,497,000, respectively.


NOTE 3:   INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

                                         Gross          Gross
                         Amortized     Unrealized     Unrealized   Market
                           Cost          Gains          Losses      Value
Available for Sale at
  September 30, 1996:
    U.S. Treasury       $    7,198      $    18                    $    7,216
    Federal agencies:
      Bonds and notes      213,220          611     $   (1,246)       212,585
      Mortgage-backed
        securities         953,810        2,813        (12,508)       944,115
    State and municipal     36,009          835           (202)        36,642
    Collateralized
      mortgage obligations  77,919          684         (1,121)        77,482
    Other securities        25,816           85           (141)        25,760
                        ----------      -------     ----------     ----------
        Total           $1,313,972      $ 5,046     $  (15,218)    $1,303,800
                        ==========      =======     ==========     ==========

Held to Maturity at
  September 30, 1996:
    Federal agencies:
      Mortgage-backed
        securities      $  107,907      $    77     $   (3,244)    $  104,740
    State and municipal    141,390        2,866         (1,382)       142,874
    Collateralized
      mortgage obligations   2,759                         (35)         2,724
                        ----------      -------     ----------     ----------
        Total           $  252,056      $ 2,943     $   (4,661)    $  250,338
                        ==========      =======     ==========     ==========

  Net unrealized gains or (losses) on investment securities available for sale, net of tax, at September 30, 1996, December 31, 1995 and September 30, 1995, were $(6,178,000), $3,634,000, and $1,930,000, respectively. The amortized cost and estimated market value of investment securities at September 30, 1996, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 3:   INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
         (continued)

                                   Available for Sale         Held to Maturity
                                  Amortized     Market       Amortized   Market
                                  Cost          Value           Cost     Value
Maturity distribution
  at September 30, 1996:
    Due in one year or less    $   14,840    $   14,768    $    272    $    275
    Due after one year through
      five years                  183,569       183,360      17,802      18,413
    Due after five years through
      ten years                    51,710        51,862      37,735      38,484
    Due after ten years             8,342         8,476      85,581      85,702
    Mortgage-backed securities    953,810       944,115     107,907     104,740
    Collateralized mortgage
      obligations                  77,919        77,482       2,759       2,724
                               ----------    ----------    --------    --------
        Total debt securities   1,290,190     1,280,063     252,056     250,338

    Equity securities              23,782        23,737
                               ----------    ----------    --------    --------
        Total                  $1,313,972    $1,303,800    $252,056    $250,338
                               ==========    ==========    ========    ========

  Proceeds from sales of investment securities available for sale during the nine months ended September 30, 1996, were $254,025,000. Gross gains and losses realized on those sales were $1,236,000 and $548,000, respectively.


NOTE 4: IMPAIRED LOANS

  At September 30, 1996, impaired loans totaled $14,073,000. An allowance for loan losses of $1,725,000 was recorded for impaired loans totaling $9,389,000. At December 31, 1995, impaired loans totaled $14,149,000. An allowance of $1,212,000 was recorded for impaired loans totaling $7,448,000. The average balance for impaired loans was $14,548,000 for the nine months ended September 30, 1996.


NOTE 5:  ACCOUNTING FOR MORTGAGE SERVICING RIGHTS

  At September 30, 1996, December 31, 1995, and September 30, 1995, and the carrying value of mortgage servicing rights, which are reported as intangible assets on the consolidated balance sheet, were $3,356,000, $589,000, and $324,000, respectively. The impact of recognizing originated mortgage servicing rights (OMSRs) as assets in the Corporation's financial statements was an increase in non-interest income of $2,767,000 and $324,000 for the nine months ended September 30, 1996 and 1995, respectively. OMSRs of $3,128,000 and $334,000 were capitalized during the first nine months of 1996 and 1995, respectively. For purposes of measuring impairment, the Corporation stratified mortgage servicing rights on the basis of loan term, interest rate and type of interest rate (fixed or adjustable). The servicing assets were reduced only by normal amortization of $361,000 and $10,000 for the nine month periods ended September 30, 1996 and 1995, respectively. No valuation allowance was required at September 30, 1996, December 31, 1995, or September 30, 1995.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 6:  INTEREST RATE CONTRACTS

  Through the purchase of interest rate cap agreements (caps), the Corporation has reduced the impact of increased interest rates on its costs to acquire certain repurchase agreements and long-term borrowings being hedged. These caps entitle the Corporation to receive periodic payments from counterparties based upon the notional amount of the caps and the excess of the index rate over the strike price. Amortization of premiums paid for interest rate caps totaled $1,060,000 and $962,000 for the nine months ended September 30, 1996 and 1995, respectively. This expense was offset by counterparty reimbursements of $586,000 during the nine months ended September 30, 1996, and $1,059,000 during the nine months ended September 30, 1995.

  At September 30, 1996, the notional amount of the interest rate caps was $235,000,000. The caps are indexed to LIBOR with contract strike prices ranging from 4 percent to 7 percent and mature from 1997 to 1999. The carrying value and estimated market value of the caps at September 30, 1996, was $2,033,000 and $1,449,000, respectively.

  The Corporation has entered into interest rate swaps as a hedge against certain long-term borrowings to manage its interest rate sensitivity. The contracts represent an exchange of interest payments and the underlying principal balances of the liabilities are not affected. At September 30, 1996, the Corporation had swaps with a notional value and market value of $45,000,000 and $533,000, respectively. The agreements require the Corporation to pay a fixed rate of interest ranging from 5.77% to 6.12% and receive a variable rate based on three-month LIBOR. The agreements terminate on or prior to January 12, 2001. The Corporation paid $1,653,000 while receiving $1,567,000 from these agreements during the nine months ended September 30, 1996.

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

  At September 30, 1996, option forward contracts outstanding, if exercised, committed the Corporation to sell $107,786,000 par value of mortgage-backed securities during the fourth quarter of 1996. Fees received from these contracts have been deferred until completion of the transactions.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 7:  LONG-TERM DEBT

                          September 30,       December 31,      September 30,
                             1996                1995               1995
                          ------------        -----------       ------------

Parent Company:
Convertible subordinated
  debentures, 7.50%,
  redemptions of $1,125
  annually beginning in
  2001, balance due 2011    $  6,164           $  6,538           $  6,601

Redeemable subordinated
  debentures, 9.50% redeemed
  August 1996                                     2,187              2,192

Notes payable, unsecured:
  9.81%, payable $600 annually
  through 1996, balance due in
  1997                         3,000              3,000              3,600

Variable rate adjusted with
  changes in LIBOR, payable
  $250 quarterly through 2000
  (6.04%, 6.69% and 6.63% at
  September 30, 1996,
  December 31, 1995, and
  September 30, 1995,
  respectively)                4,750              5,500              5,750

Variable rate adjusted with
  changes in LIBOR, due 1997
  (6.04%  at September 30,
  1996)                       12,200

Subsidiaries:
  Federal Home Loan Bank advances,
    due at various dates through
    2014 (weighted average rates
    of 5.64%, 5.89% and 5.90%
    at September 30, 1996,
    December 31, 1995 and
    September 30, 1995,
    respectively)            157,867            115,794            115,783

  Notes payable, revolving credit
    agreement, secured by finance
    receivables, variable rate
    adjusted with changes in
    LIBOR (6.03%, 6.63% and
    6.63% at September 30, 1996,
    December 31, 1995, and
    September 30, 1995,
    respectively)             17,088             19,851             14,882

  Other, including capitalized
    leases                     5,213              5,176              5,146
                            --------           --------           --------
      Total                 $206,282           $158,046           $153,954
                            ========           ========           ========

  Qualifying unencumbered mortgage loans held in the loan portfolio that equal at least 170 percent of the aggregate amount of advances have been pledged as collateral for the Federal Home Loan Bank advances. The $12.2 million variable rate unsecured note payable of the parent company and the $17.1 million revolving credit agreement secured by finance receivables were paid effective October 1, 1996, with funds generated from additional repurchase agreement borrowings.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)

NOTE 8:  STOCK DIVIDEND

  On October 18, 1995, the Corporation declared a one-for-twenty stock dividend, distributed November 20, 1995. A one-for-twenty stock dividend was also declared on September 10, 1996, and distributed October 11, 1996. All share data included in the financial statements, notes and Management's Discussion and Analysis has been adjusted for these stock dividends.

NOTE 9:  NET INCOME PER SHARE

  Net income per share has been computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. The assumed conversion of the convertible subordinated debentures into common shares had no material dilutive effect on net income per share.

PART I.  FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations

Overview

  Net income for the three months ended September 30, 1996, was $7,396,000 compared to $10,036,000 earned in the same period of 1995. Net income per share, adjusted for the 5% stock dividend declared September 10, 1996, was $.38 for the three months ended September 30, 1996, compared to $.53 for the three months ended September 30, 1995. On September 30, 1996, legislation was enacted imposing a one-time special assessment on deposits insured by the Savings Association Insurance Fund (SAIF) and decreasing the future assessment rate on these deposits. As a result, the Corporation recorded a $5.0 million charge, or $3.0 million after income taxes. Future FDIC assessments are estimated to be reduced approximately $1.1 million annually due to the change in FDIC rates. Excluding the charge for the SAIF assessment, net income was $10,441,000 or $.54 per share for the quarter ended September 30, 1996.

   Net income for the first nine months of 1996 was $26,920,000 compared to $26,281,000 earned in the same period of 1995, an increase of 2.4 percent. Net income per share was $1.40 and $1.37 for the nine months ended September 30, 1996 and 1995, respectively. Excluding the SAIF recapitalization charge, net income was $29,965,000 or $1.56 per share. The increased earnings, excluding the SAIF assessment, was due to an improved net interest margin and continued growth in earning assets which resulted in an 8.8 percent increase in net interest income over the first nine months of 1995. The net interest margin was
4.18 percent for the nine months ended September 30, 1996, compared to 4.13 percent for the nine months ended September 30, 1995. During the first nine months of 1996 average earning assets were 8.0 percent greater than during the same period of 1995.

  As a result of the SAIF assessment, net income of $7,396,000 for the third quarter of 1996 decreased from 1996 first and second quarter results of $9,685,000 and $9,839,000, respectively. Net income per share was $.51 each for the first two quarters of 1996, compared to $.38 for third quarter 1996.

  The Corporation's total assets at September 30, 1996 were $3,982 million, which were 9.7 percent greater than the $3,629 million at December 31, 1995, and
10.3 percent greater than total assets at September 30, 1995. Total loans of $2,139 million at September 30, 1996, increased from $1,972 million at December 31, 1995, but decreased from $2,179 million from one year ago. The efforts begun during the fourth quarter 1995 to sell or securitize a significant amount of residential real estate loans were completed during the third quarter 1996. Initiated to provide more flexibility in balance sheet management, the Corporation securitized $162 million of fixed rate mortgages and $73 million of adjustable rate mortgages during the first and third quarters of 1996, respectively.

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Overview, continued:

  Annualized returns on average assets and average shareholders' equity for the nine months ended September 30, 1996, were .95 percent and 11.91 percent, respectively, compared with 1.00 percent and 12.30 percent for the same period of 1995. For the quarter ended September 30, 1996, annualized returns on average assets and average shareholders' equity were .75 percent and 9.54 percent, respectively, compared to 1.12 percent and 14.11 percent in the third quarter of 1995. Excluding the $3.0 million after tax charge for the SAIF assessment, annualized returns on average assets and average shareholders' equity were 1.06 percent and 13.47 percent, respectively for the third quarter 1996.

  Cash dividends, adjusted for the 5% stock dividend declared September 10, 1996, of $.20 per share were declared during the third quarter of 1996 compared with $.19 per share during the same period of 1995, representing an increase of
5.3 percent. For the nine months ended September 30, 1996 and 1995, total dividends declared were $11,437,000 and $10,140,000, respectively.

Net Interest Income

  Net interest income is the Corporation's largest component of income and represents the difference between interest and fees earned on loans and investments and the interest paid on interest bearing liabilities. Net interest income was $107,888,000 for the nine months ended September 30, 1996, compared with $99,187,000 for the same period in 1995. Net interest income for the most recent quarter was $37,394,000 compared to $33,511,000 for the three months ended September 30, 1995. The increased net interest income was the result of a
10.4 percent and 8.0 percent increase in average earning assets on a quarter and year-to-date basis, respectively, compared to 1995 periods, and an improved net interest margin. Net interest income for the most recent quarter was $1,292,000 greater than the $36,102,000 recorded in the second quarter of 1996 due to the effects of a slightly lower net interest margin offsetting a $129.9 million increase in average earning assets.

  The interest margin is a percentage computed by dividing net interest income on a fully taxable equivalent basis ("FTE") by average earning assets and represents a measure of basic earnings on interest bearing assets held by the Corporation. The annualized net interest margins were 4.18 percent and 4.13 percent, respectively, for the nine months ended September 30, 1996 and 1995. Average earning assets for the nine months ended September 30, 1996, increased to $3,549 million from $3,285 million for the same period in 1995. Average loans decreased by $81.5 million to $2,048 million for the first nine months of 1996 and represented 57.7 percent of earning assets compared to 64.8 percent in 1995. Investment securities increased by 27.5 percent for the first nine months of 1996 compared to 1995 and represented 39.7 percent and 33.6 percent of earning assets for similar periods of 1996 and 1995, respectively. This shift in earning asset mix is primarily the result of the Corporation securitizing approximately $235 million of residential mortgage loans as discussed under the Loans caption. As a result of continued efforts to alter the mix and reprice earning assets and interest bearing liabilities acquired in recent thrift acquisitions, the Corporation has been able to improve the net interest margin from 4.07 percent for the third quarter of 1995 to 4.15 percent for the third quarter of 1996. The net interest margin for the first and second quarters of 1996 was 4.21 percent and 4.19 percent, respectively.

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Net Interest Income, continued:

 The continuing decline in the net interest margin from the first quarter 1996 is due in part the first and third quarter loan securitizations, which negatively impacted the margin by 2 basis points. In addition, the Corporation implemented a bank-owned life insurance program during the third quarter, resulting in an additional 2 basis point negative impact to the margin. Both transactions result in certain revenues being classified as non-interest income rather than interest income.

  An ongoing objective of the Corporation's asset/liability management policy is to match rate-adjustable assets and liabilities at similar maturity horizons so that changes in interest rates will not result in wide fluctuations in net interest income. The rate sensitivity position is computed for various repricing intervals by calculating rate sensitivity gaps. The Corporation had a cumulative one-year negative gap on September 30, 1996, of $37.9 million which represented 1.0 percent of the $3,701 million in earning assets at that date and, in the opinion of management, represented a balanced position. Net interest income at financial institutions with negative gaps tends to increase in periods of falling interest rates and decline as interest rates rise.

Non-Interest Income

  During the first nine months of 1996, non-interest income, which includes deposit fees, insurance commissions, trust fees, credit card and other non-interest fees on loans, mortgage loan origination and servicing revenues, investment products fees, and net securities gains, was $41,712,000 compared to $34,556,000 reported for the same period in 1995. Net security gains of $688,000 were recorded during the first nine months of 1996 compared to $1,288,000 for the same period of 1995. Non-interest income excluding net securities gains totaled $41,024,000, which represented an increase of 23.3 percent over the same period of 1995.


Non-Interest Income
(in thousands)

                                           Nine Months Ended
                                             September 30,           Increase
                                           1996         1995        (Decrease)

Service charges on deposit accounts     $ 9,235      $ 7,943           $1,292
Mortgage loan origination and servicing   8,681        6,247            2,434
Insurance premiums and commissions        6,012        5,373              639
Trust fees                                4,775        3,847              928
Credit card and other non-interest fees
  on loans                                3,998        3,787              211
Investment products fees                  2,616        2,214              402
Net securities gains                        688        1,288             (600)
Other                                     5,707        3,857            1,850
                                        -------       ------           ------
   Total non-interest income            $41,712      $34,556           $7,156
                                        =======      =======           ======

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Non-Interest Income, continued:

  Service charges on deposit accounts increased by $1,292,000 or l6.3 percent due to increased volumes and improved efforts to collect a greater percentage of assessable fees. Mortgage loan origination and servicing fees increased by $2,434,000 during the nine months of 1996 compared to the same period of 1995. Third quarter 1995 included a $1.8 million gain from the sale of servicing rights related to a $220 million portfolio. The securitization of residential mortgage loans during the first and third quarters of 1996, as subsequently discussed under Loans, generated net gains of $4,914,000. This was partially offset by the closing of an East Coast mortgage banking subsidiary during the second quarter of 1995 which resulted in fewer mortgage loan originations and related revenues during the current year. Insurance commissions increased $639,000 for the first three quarters of 1996 compared to 1995 due to increased casualty insurance premiums written and sales of credit life and disability insurance offered by the Corporation's banks. Trust fees increased by $928,000 or 24.1 percent compared to the first nine months of 1995 due to benefit plan administration fees of $597,000 resulting from the May 31, 1996 acquisition of Small, Parker and Blossom, and an increase in the number of accounts and market value of assets managed. Investment products fees increased by 18.2 percent to $2,616,000 as the Corporation continued to place greater emphasis on the sale of annuities, mutual funds and other non-traditional banking products. Other income increased to $5,707,000 during the nine months ended September 30, 1996, from $3,857,000 for the comparable period of 1995. This increase is due in part to $619,000 of revenue from the expiration of interest rate option contracts, $228,000 increase in income from a bank-owned life insurance program, increased administrative service and direct marketing revenues of $113,000 and non-customer ATM access fees of $295,000, a new revenue source in 1996.

Non-Interest Expense

  Non-interest expense, which includes personnel, occupancy costs, equipment and other operating expenses was $102,865,000 for the nine months ended September 30, 1996, compared to $88,025,000 for the same period of 1995, an increase of
16.9 percent. Excluding the one-time SAIF charge of $5.0 million, non-interest expenses increased $9,877,000 or 11.2 percent from the nine months ended September 30, 1995.

  Salaries and employee benefits increased by $6,125,000 or 13.9 percent for the nine month period in 1996 over 1995. The period ended September 30, 1996 included $1,209,000 of severance expense due to the continuing centralization efforts of the Corporation. The 1995 period also included severance expense of $1,045,000, related to acquisitions completed in August 1995. Performance-based incentives and commissions increased $2,413,000 during the first three quarters of 1996 compared to 1995 due to increased sales activity and earnings. A portion of the salary expense increase is due to increased staff from acquisitions where prior periods were not restated and the remaining increase is generally due to normal salary increases and related expenses associated with increased business activity. Occupancy expenses increased by $493,000 to $6,458,000 and equipment expense increased by $311,000 to $5,369,000 during the first three quarters of 1996 due to additional banking offices, as compared to the same period of 1995. Advertising and promotion expense increased by $763,000 during the nine months

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Non-Interest Expense, continued:

ended September 30, 1996, compared to the same period one year ago due to increased marketing efforts related to loan and deposit promotions, Corporate identity promotions and non-traditional banking services. Expenses for postage and freight increased by $335,000 during the first nine months of 1996 compared to 1995 primarily due to mailing promotional materials related to various loan and deposit direct marketing campaigns and increased communications with a
larger customer and shareholder base.   FDIC assessments increased by $3,088,000
during the nine months ended September 30, 1996, compared to the same period of 1995 due to the one-time SAIF recapitalization charge of $4,963,000.
Legislation enacted by Congress imposed a one-time special assessment of $.657 per $100 of deposits insured by SAIF which included $871 million of deposits the Corporation acquired in prior year thrift acquisitions. As a result of the legislation and related assessment, the annual assessment rates for SAIF-insured deposits will decrease from $.23 to $.0644 while the annual assessment rate for deposits insured by the Bank Insurance Fund will increase from $.00 to $.0129. The Corporation expects its future FDIC assessment to be reduced approximately $1.1 million annually due to the change in FDIC rates. Other expenses were increased by $3,394,000 during the first three quarters of 1996 compared to the same period of 1995. One-time charges of $1,983,000, related to the closure of five offices recorded during first quarter 1996 and non-recurring charges for equipment write-offs and other operational charges of $946,000 recorded during the third quarter 1996 accounted for most of the increase. Operating expenses as a percentage of core revenues, commonly referred to as the efficiency ratio, improved from 65.1 percent to 63.1 percent during the first nine months of 1995 and 1996, respectively.

Non-Interest Expense
(in thousands)

                                       Nine Months Ended
                                          September 30,              Increase
                                       1996           1995          (Decrease)

Salaries and employee benefits     $ 50,148        $44,023            $ 6,125
Data processing and other services    8,997          8,832                165
Occupancy                             6,458          5,965                493
Equipment                             5,369          5,058                311
Advertising and promotion             3,370          2,607                763
Professional fees                     2,948          2,798                150
Printing and supplies                 2,722          2,706                 16
Postage and freight                   2,649          2,314                335
FDIC assessments                      6,436          3,348              3,088
Other                                13,768         10,374              3,394
                                    -------        -------            -------
  Total non-interest expense       $102,865        $88,025            $14,840
                                   ========        =======            =======

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Income Tax Expense

  Income tax expense was $13,894,000 for the nine months ended September 30, 1996, compared with $15,407,000 for the same period in 1995. The effective tax rate was 34.0 percent and 37.0 percent for the nine months ended September 30, 1996 and 1995, respectively. The decline in the effective tax rate can be attributed to an increase in tax free income from tax exempt sources, including municipal investments and bank owned-life insurance and tax credits from low-income housing investments.

Loans

  Total loans were $2,139 million at September 30, 1996, compared to $1,971 million at December 31, 1995, and $2,179 million at September 30, 1995. The loan portfolio increased by $167.8 million from year-end 1995 but decreased by $40.0 million or 1.8 percent from one year ago. At year-end 1995, management made a decision to sell or securitize a significant amount of residential mortgage loans and reclassified $209 million from the loan portfolio to real estate loans held for sale. Approximately $162 million of fixed rate residential loans were securitized during the first quarter 1996 and $38 million that could not be securitized was returned to the loan portfolio. Management continued its efforts to sell or securitize residential mortgage loans throughout 1996 and during the second quarter, after learning that certain adjustable rate loans could be securitized, reclassified approximately $70 million of adjustable rate first mortgages to real estate loans held for sale. These loans were securitized during the third quarter and the securities were sold. No significant additional amount of portfolio loans is expected to be securitized but current production of residential loans will continue to be sold or securitized from time-to-time.

Loans Outstanding
(in thousands)

                                September 30,    December 31,    September 30,
                                    1996            1995            1995

Commercial, industrial and
  agricultural production
  loans                         $  603,707       $  555,571      $  342,363
Tax exempt loans                    20,564           23,354          22,891
Real estate mortgage loans:
  Commercial and agricultural      158,435          136,941         337,057
  Construction                      67,563           48,690          70,016
  Residential                      709,697          665,986         878,633
Consumer loans                     579,281          540,912         528,274
                                ----------       ----------      ----------
    Total loans                 $2,139,247       $1,971,454      $2,179,234
                                ==========       ==========      ==========

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Loans, continued:

   Commercial loans totaled $603.7 million at September 30, 1996, compared to $555.6 million at December 31, 1995 and $342.4 million at September 30, 1995.
As of December 31, 1995, the Corporation reclassified $215 million of real estate mortgage loans secured by owner-occupied commercial or service related businesses. Management believes that classifying such loans as commercial loans is more consistent with their underwriting criteria and also more accurately reflects the credit risk associated with such loans. As prior year's loan balances in the accompanying table have not been reclassified using the new criteria, the $261.3 million increase in commercial loans must be viewed in the context of the reclassification.

   Real estate mortgage loans, which consist of residential, commercial and agricultural loans secured by real estate and construction loans, totaled $935.7 million at September 30, 1996, compared to $1,286 million one year prior. Residential real estate loans decreased as the Corporation securitized approximately $235 million of first mortgage real estate loans as previously discussed. The Corporation has continued to experience demand for new residential real estate mortgage loans, but has sold a significant amount of new production during the current quarter. In addition to residential real estate mortgages reported as loans, the Corporation held $4.8 million and $222.2 million of real estate loans for sale at September 30, 1996, and December 31, 1995, respectively. These loans were $15.1 million at September 30, 1995.

  Consumer loans at September 30, 1996, were $38.4 million greater than at December 31, 1995, and $51.0 million greater than at September 30, 1995. Of this increase from year-end, $18.9 million is the result of 1996 acquisitions. Consumer loan balances have continued to increase during 1996 due to additional indirect volume generated by automobile dealers and due to direct mail and in-office promotions. Consumer loan balances have also increased as a result of increased revolving home equity lines of credit outstandings.

  The Corporation's loan portfolio contains no loans to foreign governments, foreign enterprises, foreign operations of domestic companies, nor any concentrations to borrowers engaged in the same or similar industries that exceed 10 percent of total loans.

Asset Quality

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

  The allowance for loan losses was $30.1 million at September 30, 1996, representing 1.41 percent of total loans, compared with $28.8 million at December 31, 1995, which represented 1.46 percent of total loans. At September 30, 1995, the allowance for loan losses was $28.4 million and represented 1.31

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Asset Quality (continued)

Summary of Allowance for Loan Losses
(in thousands)

                                                        Nine Months Ended
                                                           September 30,
                                                     1996               1995

Beginning balance                                 $28,806            $28,502
  Allowance of subsidiaries at acquisition date     1,872                600
  Provision for loan losses                         5,921              4,030
  Loans charged-off                                (9,142)            (6,075)
  Recoveries                                        2,649              1,389
                                                  -------            -------
Ending balance                                    $30,106            $28,446
                                                  =======            =======

Percent of total loans                               1.41%              1.31%
                                                  =======            =======

percent of total loans. Annualized net charge-offs to average loans was .42 percent during the first nine months of 1996 compared to .29 percent for the same period of 1995. The increase is primarily due to a single $1.6 million commercial loan previously classified as non-accrual, being charged off during the second quarter and increased consumer and credit card charge-offs. The provision for loan losses to average loans was .39 percent and .25 percent for the nine months ending September 30, 1996 and 1995, respectively. Annualized net charge-offs and the provision for loan losses to average loans was .35% and
 .44%, respectively, for the third quarter 1996. The allowance for loan losses to non-performing loans was 152 percent at September 30, 1996, compared to 138 percent at December 31, 1995, and 135 percent at September 30, 1995.

  Risk assets consist of non-performing loans, foreclosed properties and loans 90 days or more past due but accruing. Although these assets have more than a normal risk of loss, they will not necessarily result in a higher level of future charge-offs or losses.

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Asset Quality (continued)

Non-Performing and Risk Assets
(in thousands)
                               September 30,     December 31,     September 30,
                                   1996             1995              1995

Non-accrual loans:
  Commercial, agricultural, and
   tax exempt                    $10,057           $10,393           $ 7,639
  Real estate mortgage             6,715             6,326             9,758
  Consumer                         1,799             3,194             2,815
                                 -------           -------           -------
    Total non-accrual             18,571            19,913            20,212

Restructured loans:
  Commercial, agricultural, and
    tax exempt                       668               479               368
  Real estate mortgage               584               464               565
  Consumer                            42                 5
                                 -------           -------           -------
     Total restructured            1,294               948               933
                                 -------           -------           -------

  Total non-performing loans      19,865            20,861            21,145

Foreclosed properties              2,456             1,727             2,391
                                 -------           -------           -------

  Total non-performing assets     22,321            22,588            23,536

90 days or more past due:
  Commercial, agricultural, and
    tax exempt                       482               344               199
  Real estate mortgage             1,936             1,285             1,475
  Consumer                         1,472               598             1,180
                                 -------           -------           -------
    Total 90 days or more past
      due                          3,890             2,227             2,854
                                 -------           -------           -------

  Total risk assets              $26,211           $24,815           $26,390
                                 =======           =======           =======

  Risk assets to loan-related
    assets                          1.22%             1.26%             1.21%
                                 =======           =======           =======

  Non-performing loans consist of loans classified as troubled debt restructurings and loans on non-accrual status. As indicated by the previous table, the Corporation's non-performing loans as of September 30, 1996, totaled $19.9 million, a decrease of $1.0 million from December 31, 1995. The non-performing loans to total loans ratio was .93 percent on September 30, 1996, as compared to 1.06 percent on December 31, 1995, and .97 percent on September 30, 1995. Total risk assets equaled 1.22% of loan-related assets at September 30, 1996, compared to 1.26% at December 31, 1995. In addition to loans classified as non-performing, there were other loans totaling $4.4 million, at September 30, 1996, where the borrowers are experiencing difficulties and management is closely monitoring the borrowers' abilities to comply with payment terms. However, conditions at this time do not warrant classification as non-performing.

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Deposits and Other Sources of Funds

  Total deposits were $2,877 million at September 30, 1996, compared to $2,790 million and $2,789 million at December 31, 1995, and September 30, 1995, respectively. Since December 31, 1995, non-interest bearing deposits, which were seasonally high at year-end, declined by $3.2 million and interest bearing deposits increased by $90.6 million. Non-interest bearing deposits increased from September 30, 1995 by $23.9 million while interest bearing deposits increased by $64.6 million. The mix of interest bearing deposits is continuing to shift to certificates of deposit as competitive pricing on these products modified customers' previous preferences of interest bearing checking, savings and money market deposit accounts.

  Securities sold under repurchase agreements are acquired in national markets as well as from the Corporation's commercial customers as part of a cash management service. Repurchase agreements were $503.7 million, $325.3 million, and $309.8 million at September 30, 1996, December 31, 1995, and September 30, 1995, respectively, and play a key role in funding earning assets. A portion of these repurchase agreements, acquired to fund certain fixed rate earning assets, is being hedged by interest rate caps.

  Long-term debt totaled $206.3 million at September 30, 1996, compared to $158.0 million at December 31, 1995, and $154.0 million at September 30, 1995. Advances from the Federal Home Loan Bank accounted for $157.9 million of total long-term debt at September 30, 1996.

Investment Securities

  Total investment securities available for sale and held to maturity represented 42.0 percent of earning assets at September 30, 1996, compared to
34.7 percent  at December 31, 1995, and September 30, 1995.   This increase in
the investment portfolio is primarily the result of the Corporation securitizing approximately $235 million of residential mortgage loans, as discussed previously. The portfolio has continued to shift toward investments in mortgage-backed securities, predominately underwritten to the standards of, and guaranteed by government sponsored enterprises. These securities generally yield 70-100 basis points more than comparable U.S. Treasury securities. Mortgage-backed securities differ from traditional debt securities in that they have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying mortgages. Prepayment rates generally can be expected to increase during periods of lower interest rates as the underlying mortgages are refinanced at lower market rates. Conversely, the average lives of these securities generally are extended as interest rates increase. The estimated average life of these securities and the overall portfolio was 3.1 years and 3.8 years, respectively, at September 30, 1996.

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

  Liquidity is provided by projecting credit demand and other financial needs and then maintaining sufficient cash and assets readily convertible into cash or available federal funds lines to meet these requirements. The Corporation has provided for its liquidity needs through growth in core deposits, maturing loans and investments in its securities portfolio, and by maintaining adequate balances in other short-term securities and money market assets. At September 30, 1996, the Corporation had $280,907,000 in investment securities maturing within one year. The Corporation additionally has federal funds lines and other borrowing sources available to it and its banks. Investment securities maturing within one year and unused borrowing sources are considered by management to provide adequate liquidity in view of projected needs.

  Total shareholders' equity at September 30, 1996, was $304.0 million, compared to $297.7 million at December 31, 1995. The Federal Reserve Board has established a minimum leverage ratio of 3.0 percent for the most highly rated bank holding companies that do not anticipate significant growth. All other institutions are required to maintain a ratio of 4.0 to 5.0 percent depending on their particular circumstances and risk profile. This ratio is defined as shareholders' equity less non-qualifying intangible assets, as a percentage of the sum of quarter to date total average assets less non-qualifying intangible assets. The Corporation's leverage ratio at September 30, 1996, was 7.21 percent as compared to 7.56 percent at the end of 1995. The Federal Reserve Board has also adopted risk-based capital guidelines which assign various risk weightings to assets and off-balance sheet items and set minimum capital requirements. Banks are required to have core capital (Tier 1) of at least 4.0 percent of risk weighted assets and total capital of 8.0 percent of risk weighted assets. Tier 1 capital consists primarily of shareholders' equity less intangible assets; and total capital consists of Tier 1 capital, certain long-term debt and convertible debentures and a portion of the allowance for loan losses. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, institutions must have a leverage ratio of 5.0 percent or above, Tier 1 capital to risk-based assets of 6.0 percent or above, and total capital to risk-based assets of 10.0 percent or above in order to qualify as well capitalized. At September 30, 1996, the Corporation's leverage, Tier 1 and total capital ratios were 7.21 percent, 11.97 percent, and 13.48 percent, respectively, well above all regulatory minimums. Furthermore, each of the Corporation's subsidiary banks has been rated as "well capitalized" by the Federal Deposit Insurance Corporation. The Corporation is not aware of any current recommendations by its regulatory authorities or any other known trends, events, or uncertainties that will have or that are reasonably likely to have a material effect on its liquidity, capital resources, or operations.

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

Item 4.     Submission of Matters to a Vote of Security Holders    None

Item 5.     Other Information                                      None

Item 6.     Exhibits and Reports on Form 8-K

            Exhibits
            a. The following exhibit is submitted herewith:

               27 - Financial Data Schedule

            Reports on Form 8-K
            b. A report on Form 8-K dated September 11, 1996, was filed disclosing the Corporation has retained KPMG Peat Marwick LLP as its independent auditors for the fiscal year ending December 31, 1996, replacing Geo. S. Olive & Co., LLC, its current auditors.


No other information is required to be filed under Part II of the form.

                              CNB Bancshares, Inc.
                                    FORM 10-Q


SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CNB Bancshares, Inc.
                                         -----------------------------------
                                        (Registrant)



Date  November 8, 1996            by     /s/ James J. Giancola
      --------------------               -----------------------------------
                                         James J. Giancola,
                                         President and Chief Executive Officer



Date  November 8, 1996            by     /s/ Ralph L. Alley
      --------------------               -----------------------------------
                                         Ralph L. Alley, Senior Vice President
                                         and Controller, Treasurer
                                        (Principal Accounting Officer)

EXHIBIT INDEX



Reg. S-K
Exhibit No.              Description of Exhibit             Page
----------               ----------------------             ----

    27                   Financial Data Schedule             25