Form 10-K405
period 1996-12-31
CNB BANCSHARES INC
filed 1997-03-31
CIK 724198

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
    (Mark One)
{X} Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
                  For the fiscal year ended December 31, 1996
                                      OR
{ } Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
                  For the transition period from __________ to _________.

    CNB Bancshares, Inc.                                    0-11510
(Exact name of registrant as                        (Commission file number)
 specified in its charter)

         Indiana                                            35-1568731
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

20 N.W. Third Street, Evansville, Indiana                        47739
(Address of principal executive offices)                       (Zip Code)

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

                          Common Stock, No Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {X}

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $626,849,000 as of March 6, 1997.

     The number of shares outstanding of the registrant's common stock, without par value, as of March 6, 1997, was 19,813,693 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996. (Part I, Part II and Part IV)

(2) Portions of the Registrant's Proxy Statement for Annual Meeting of Shareholders to be held April 22, 1997. (Part III)

     Exhibit index is on page 17.

                                    PART I

ITEM 1. BUSINESS

Overview

     CNB Bancshares, Inc. (the Corporation), is a regional, multi-bank holding company headquartered in Evansville, Indiana. Incorporated on May 26, 1983, under the laws of the State of Indiana, the Corporation began operating in 1984 as a one-bank holding company for The Citizens National Bank of Evansville (Citizens), which was chartered in 1874. Since that time, the Corporation has acquired additional financial subsidiaries and currently owns six commercial banks and one consumer finance company. Certain of the acquired subsidiaries have subsequently been merged into other subsidiaries of the Corporation. With assets of $2,056,129,000 at December 31, 1996, Citizens remains the lead bank and largest of the Corporation's subsidiaries. As of December 31, 1996, the Corporation had consolidated total assets of $4,117,989,000 and total shareholders' equity of $312,298,000.

     The Corporation's banking and finance subsidiaries are listed below:

    Financial              Principal         Year          Year      Number of     Total        Total
   Subsidiary              Office          Organized     Acquired    Locations*   Assets#      Equity#
   ----------              ---------       ---------     ---------   ---------    -------      -------
The Citizens National      Evansville,
 Bank of Evansville         Indiana           1874          1984         28      $2,056,129    $136,978

Citizens Bank of           Madisonville,
 Kentucky                   Kentucky          1929          1986         20         626,058      50,870

Citizens Bank of Western   Terre Haute,
 Indiana                    Indiana           1890          1990         13         379,358      30,926

Citizens Bank of Jasper    Jasper,
                            Indiana           1978          1991          2         113,442       7,950
Citizens Bank of           Greenwood,
 Central Indiana            Indiana           1933          1992         20         608,369      35,869

Peoples Security Finance   Madisonville,
 Company                    Kentucky          1971          1993         34          54,993       7,085

Citizens Bank of           Mt. Vernon,
 Illinois, N.A.             Illinois          1937          1993         10         560,559      36,825


*Number of offices does not include off-site ATM's or non-banking locations. #Dollar amounts are reported in thousands.

     The Corporation's financial subsidiaries are engaged in commercial and retail banking, consumer lending, mortgage lending and servicing, trust services and cash management services for corporate accounts and other banks. Through its financial subsidiaries, the Corporation has 127 offices throughout its primary market areas of Indiana, Illinois, Kentucky and portions of Tennessee.

     The Corporation's financial subsidiaries offer a broad range of deposit, loan and other banking products and services to their customers. Deposit products include certificates of deposit, individual retirement accounts and other time deposits, checking and other demand deposit accounts, including NOW accounts, and savings and money market accounts. Loans include commercial and industrial, real estate mortgage, consumer, agricultural and leasing services. Other products and services include deposit and investment brokerage, credit cards, credit-related insurance, automatic teller machines and safe deposit boxes. Citizens Trust Company of Indiana, N.A., a subsidiary of The Citizens National Bank of Evansville, provides trust, asset management and record-keeping services for retirement plans. The Corporation continues to explore new products and services to meet the needs and demands of its growing customer base and to remain competitive with other financial institutions operating in its market areas.

     The Corporation also has three non-banking subsidiaries. Citizens Information Systems, Inc., based in Evansville, Indiana, provides data processing and information services to the Corporation and its subsidiaries and other banks and businesses in Indiana, Kentucky, and Illinois. Citizens Life Assurance Company underwrites credit life and disability insurance sold through the Corporation's affiliates in Indiana and Illinois. Citizens Insurance of Evansville sells property and casualty insurance.

Subsequent Acquisition

     The Corporation continues to engage in analyses and investigations designed to lead to the acquisition of other financial institutions and businesses closely relating to banking.

     On February 14, 1997, the Corporation issued 718,867 shares of its common stock in exchange for all of the outstanding shares of BMC Bancshares, Inc.
(BMC), parent company for Bank of Mt. Carmel, Mt. Carmel, Illinois. At December 31, 1996, BMC had total assets and shareholders' equity of $100,042,000 and $13,421,000, respectively. The acquisition was accounted for under the pooling of interests method of accounting. The financial information contained herein does not reflect the February 1997 merger.

Competition

     The business of the Corporation and its subsidiaries is highly competitive. There are numerous bank holding companies and groupings of banks located in southern Illinois, southern, western, and central Indiana, Kentucky, and Tennessee, which offer substantial competition in the acquisition and operation of banks, savings associations and non-bank financial institutions. The banking and finance subsidiaries and the Corporation's non-banking subsidiaries encounter substantial competition in all of their banking and related activities and expect such competition to intensify as the financial industry expands due to more non-bank competitors offering financial services. In addition, recent changes in laws relating to interstate banking have permitted some local institutions to become part of larger regional and national organizations.

     The Corporation's banking and finance subsidiaries compete with other commercial banks, savings associations and credit unions for loans and deposits and with money market funds for deposits.

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

     As a bank holding company, the Corporation is subject to regulation under the Bank Holding Company Act of 1956, as amended (the BHC Act), which is administered by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Corporation is required to file reports with the Federal Reserve Board and various other federal and state agencies and to provide such additional information as may be required.

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

     The BHC Act also prohibits a bank holding company, with certain limited exceptions, from acquiring or retaining direct or indirect ownership or control of more than 5 percent of the voting shares of any company which is not a bank or bank holding company, or from engaging in any activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain activities which the Federal Reserve Board has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto.

     The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (EGRPRA) was signed into law on September 30, 1996. EGRPRA streamlined the non-banking activities application process for well-capitalized and well-managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatorily approved non-banking activity without prior notice to the Federal Reserve Board; written notice is required within 10 days after commencing the activity. Under EGRPRA, the prior notice period is reduced to 12 days in the event of any non-banking acquisition or share purchase, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% of Tier 1 capital. The Federal Reserve Board has recently announced comprehensive amendments to its regulations under the BHC Act that implement the foregoing provisions of the EGRPRA and that also streamline the application/notice process for acquisitions of banks and bank holding companies and eliminate regulatory provisions that the Federal Reserve Board considered unnecessary.

     In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Act) was signed into law, authorizing, among other things, interstate acquisitions by bank holding companies, interstate mergers of banks and "agency banking" with affiliates in different states. The Interstate Act amended the BHC Act to allow an adequately capitalized and managed bank holding company to acquire banks located in any state, beginning September 29, 1995, subject to state deposit caps and a 10 percent nationwide deposit cap. Adequately capitalized banks will be permitted to merge across state lines without regard to whether the merger is prohibited by the laws of any state beginning June 1, 1997. States may "opt out" of this provision prior to the effective date, and alternatively, states may "opt in" earlier than June 1, 1997. Of the states in which the bank subsidiaries of the Corporation operate, Indiana, Illinois and Kentucky have each enacted legislation that permits interstate branching by merger, although only Indiana has authorized such branching prior to June 1, 1997. The Interstate Act's "agency banking" provisions, effective September 29, 1995, permit affiliated banks to act as agent for each other in the conduct of most core banking activities. Affiliated banks may receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations on behalf of each other, without being treated as branches.

     Subsidiary banks of a bank holding company are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or the lease or sale of any property or the furnishing of services. Bank holding companies and their nonbank subsidiaries that engage in electronic benefit transfer services are also subject to certain anti-tying restrictions. Subsidiary banks of a bank holding company are also subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in stock or other securities thereof, and on the taking of such stock or other securities as collateral for loans.

     The Federal Reserve Board has prescribed capital adequacy guidelines for use in its examination and regulation of bank holding companies. If the capital of a bank holding company falls below the minimum levels established by these guidelines, it may be denied approval to acquire or establish additional banks or non-bank businesses. The guidelines established by the Federal Reserve Board set a minimum leverage ratio of 3.0 percent for the most highly rated bank holding companies that do not anticipate significant growth. All other institutions are required to maintain a ratio of 4.0 to 5.0 percent depending on their particular circumstances and risk profile. This ratio is defined as shareholders' equity less non-qualifying intangible assets, as a percentage of the sum of quarter to date total average assets less non-qualifying intangible assets. The Federal Reserve Board has also adopted risk-based capital guidelines which assign various risk weightings to assets and off-balance sheet items and set minimum capital requirements. Under the current rules, banks are required to have core capital (Tier 1) of at least 4.0 percent of risk-weighted assets and total capital of 8.0 percent of risk-weighted assets. Tier 1 capital consists primarily of shareholders' equity less intangible assets; and total capital consists of Tier 1 capital, certain long-term debt and convertible debentures and a portion of the allowance for loan losses. At December 31, 1996, the Corporation's leverage, Tier 1 and total capital ratios were 7.2 percent, 11.6 percent, and 13.1 percent, respectively, all well above regulatory minimums.

     The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies. In the statement, the Federal Reserve Board expressed its view that a holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income nor pay a dividend which can only be funded in a way that weakens the holding company's financial health, such as by borrowing. The Federal Reserve Board periodically examines bank holding companies and possesses cease and desist powers over bank holding companies and their non-bank subsidiaries if their actions represent unsafe or unsound practices.

     Per the "cross guarantee" provisions of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, each financial subsidiary of the Corporation could be liable for any loss incurred by the FDIC in connection with the failure of any other financial subsidiary of the Corporation.

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

     In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was enacted. FDICIA contains various provisions relating to the supervision, regulation, and operation of banks and bank holding companies. Various regulations implementing FDICIA have been promulgated by bank regulators. FDICIA, among other things, identifies the following capital standards for depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below any such measure, and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. FDICIA requires a bank that is determined to be undercapitalized to submit a capital restoration plan, and the bank's holding company must guarantee that the bank will meet its capital plan, subject to certain limitations. FDICIA also prohibits banks from making any capital distribution or paying any management fee if the bank would thereafter be undercapitalized. Under these rules, institutions must have a leverage ratio of 5.0 percent or above, Tier 1 capital to risk-based assets of 6.0 percent or above, and total capital to risk-based assets of 10.0 percent or above in order to qualify as well capitalized. All of the Corporation's banking subsidiaries were well-capitalized for purposes of FDICIA and exceeded all other regulatory capital requirements at year-end 1996.

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

     Because of concerns relating to competitiveness and the safety and soundness of the banking industry, Congress is considering a number of wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. Among such bills are new proposals to merge the BIF and the SAIF insurance funds, to eliminate the federal thrift charter, to alter the statutory separation of commercial and investment banking and to further expand the powers of banks, bank holding companies and competitors of banks. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Corporation may be affected thereby.

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

Forward Looking Statements

     Statements contained in this Report and in future filings by the Corporation with the Securities and Exchange Commission, in the Corporation's press releases and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). There can be no assurance that such forward-looking statements will in fact transpire. The following important factors, risks and uncertainties, among others, could cause actual results to differ materially from such forward-looking statements:

     Credit risk: Although the Corporation has had good credit quality in recent years, changes in economic conditions could adversely affect the credit quality of the loan portfolio.

     Interest rate risk: Although the Corporation actively manages its interest rate sensitivity, such management is not an exact science. Rapid increases or decreases in interest rates could adversely impact the Corporation's net interest margin if changes in its cost of funds do not correspond to the changes in income yields.

     Competition: The Corporation's activities in its local markets involve competition with other banks as well as other financial institutions and enterprises. Also, the financial service markets have and likely will continue to experience substantial changes, which could significantly change the Corporation's competitive environment in the future.

     Legislative and regulatory environment: The Corporation operates in a rapidly changing legislative and regulatory environment. It cannot be predicted how or to what extent future developments in these areas will affect the Corporation. These developments could negatively impact the Corporation through increased operating expenses for compliance with new laws and regulations, restricted access to new products and markets, or in other ways.

     General business and economic trends: These factors, including the impact of inflation levels, influence the Corporation's results in numerous ways, including operating expense levels, deposit and loan activity, and availability of trained individuals needed for future growth.

     The foregoing list should not be construed as exhaustive and the Corporation disclaims any obligation to subsequently update or revise any forward-looking statements after the date of this Report.

Executive Officers of the Registrant

     The following table sets forth the names and ages of all executive officers of the Corporation, including all positions and offices with the Corporation held by each such person, the term of office and the period during which he has served as such.


           Name              Age          Office and Business Experience

H. Lee Cooper               58    Chairman of the Board of the Corporation
                                  since 1986. Previously, Mr. Cooper also
                                  served as Chief Executive Officer and
                                  President of the Corporation and in various
                                  capacities as a senior executive officer of
                                  both the Corporation and Citizens.

James J. Giancola           48    President and Chief Executive Officer of the
                                  Corporation. Mr. Giancola has been President
                                  since 1994 and was named Chief Executive
                                  Officer in March 1996. Prior to joining the
                                  Corporation in 1992, Mr. Giancola was
                                  President of Gainer Bank of Merrillville,
                                  Indiana.

M. Lynn Cooper              46    Executive Vice President of the Corporation
                                  since 1994. Prior to 1994, Mr. Cooper served
                                  as Chairman of the Board, President and Chief
                                  Executive Officer of Citizens Bank of
                                  Kentucky, a subsidiary of the Corporation.

Marvin Huff, Jr.            63    Executive Vice President of the Corporation
                                  since March 1996 and President of Citizens
                                  Information Systems, Inc., a subsidiary of
                                  the Corporation, since 1994. Previously, Mr.
                                  Huff served in various capacities as an
                                  officer of Citizens.


David L. Knapp              57    Executive Vice President of the Corporation
                                  since 1986.  Mr. Knapp was named President
                                  and Chief Executive Officer of Citizens in
                                  1994.  Previously, Mr. Knapp served as Chief
                                  Financial Officer of the Corporation and
                                  Citizens and in various other capacities as a
                                  senior executive officer of both the
                                  Corporation and Citizens.

John R. Spruill             54    Executive Vice President and Chief Financial
                                  Officer of the Corporation since 1995.  Prior
                                  to 1995, Mr. Spruill served as Executive Vice
                                  President and Chief Financial Officer of
                                  Southern National Corporation in North
                                  Carolina.

David M. Viar               47    Executive Vice President of the Corporation
                                  since March 1996.  Previously, Mr. Viar
                                  served as Senior Vice President and Treasury
                                  Officer of the Corporation.  Prior to joining
                                  the Corporation in 1993, Mr. Viar was Senior
                                  Vice President--Funds Management of Dominion
                                  Bancshares in Virginia.

Ralph L. Alley              45    Senior Vice President, Controller and
                                  Treasurer of the Corporation and Senior Vice
                                  President and Controller of Citizens since
                                  1985.  Previously, Mr. Alley served in
                                  various capacities as an officer of Citizens.

Jerry W. Cecil              62    Senior Vice President and Chief Credit
                                  Officer of the Corporation since 1988, and
                                  Senior Vice President of Citizens since 1983.
                                  Mr. Cecil retired from the Corporation on
                                  February 28, 1997.

John N. Daniel              51    Senior Vice President and Chief Credit
                                  Officer since February 1997.  Previously, Mr.
                                  Daniel served as Senior Vice President,
                                  Commercial Lending of Citizens.

James R. Dodd               51    Senior Vice President of the Corporation
                                  since 1993.  In 1996, Mr. Dodd was named
                                  President of Citizens Trust Co., a subsidiary
                                  of Citizens.  Prior to joining the
                                  Corporation in 1993, he was President of
                                  BancOklahoma Trust Company.

Douglas R. Hanks            50    Senior Vice President and Director of
                                  Marketing of the Corporation since 1994.
                                  Prior to joining the Corporation in 1994, Mr.
                                  Hanks served as Vice President--Director of
                                  Field Marketing for BancOne Corporation.

John M. Oberhelman          55    Senior Vice President of Human Resources for
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

Statistical Disclosure

     The statistical disclosures of the Corporation on a consolidated basis, included on pages 21 to 37 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1996, are hereby incorporated by reference herein.

ITEM 2.  PROPERTIES

     Citizens owns a modern, 15-story office building which houses the Corporation's principal offices and the main banking offices of Citizens. The building is located at 20 Northwest Third Street, Evansville, Indiana, and is in excellent condition. The Corporation and Citizens presently occupy approximately three-fourths of the building and the remainder is leased to various tenants. The Corporation and Citizens also utilize five other buildings in close proximity to the main banking office in downtown Evansville which are also owned and are available for future office needs of the Corporation. A portion of this space is also currently being leased by various tenants. The financial subsidiaries own 74 of the 126 remaining offices in which they conduct their businesses. Additionally, three other properties are utilized as office space by the Corporation's subsidiaries. The net investment, as of December 31, 1996, of the Corporation and its subsidiaries in property and equipment was $70,448,000. Three properties are security for real estate mortgages payable which balances totaled $2,834,000 at December 31, 1996. None of the other properties are subject to material liens or other encumbrances.

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

ITEM 4.  SUBMISSION MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1996.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND STOCKHOLDER MATTERS

       Pages 1 and 63 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1996, are hereby incorporated by reference herein.

ITEM 6.   SELECTED FINANCIAL DATA

       Page 20 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1996, is hereby incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

       Pages 21 to 36 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1996, are hereby incorporated by reference herein.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Pages 28 and 38 to 60 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1996, are hereby incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       The "Letter re Change in Certifying Accountant" required by Item 601(b)(16) was previously filed as an exhibit to the Corporation's Current Report on Form 8-K filed September 11, 1996.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information under the headings "Information Regarding Nominees for Class III Directors" and "Information Regarding Directors Continuing in Office" on pages 4 and 5 of the Corporation's Proxy Statement for its Annual Meeting of Shareholders to be held April 22, 1997, is hereby incorporated by reference herein. The information on Executive Officers is included in Part I, Item 1 of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

       The information under the heading "Executive Compensation" on pages 7 to 13 of the Corporation's Proxy Statement for its Annual Meeting Shareholders to be held April 22, 1997, is hereby incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information regarding beneficial ownership of the Common Stock of the Corporation set forth under the headings "Certain Beneficial Ownership," "Information Regarding Nominees for Class III Directors," "Information Regarding Directors Continuing in Office" and "Security Ownership of

Management," on pages 3 through 6 of the Corporation's Proxy Statement for its Annual Meeting of Shareholders to be held April 22, 1997, is hereby incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information under the heading "Transactions with Directors, Officers and Associates" on page 14 of the Corporation's Proxy Statement for its Annual Meeting of Shareholders to be held April 22, 1997, is hereby incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules

     (1) The following consolidated financial statements of the Corporation, included on pages 38 through 60 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1996, are hereby incorporated by reference herein:

      .   Consolidated Balance Sheets at December 31, 1996 and 1995.
      . Consolidated Statements of Income, years ended December 31, 1996, 1995, and 1994.
      . Consolidated Statements of Changes in Shareholders' Equity, years ended December 31, 1996, 1995 and 1994.
      . Consolidated Statements of Cash Flows, years ended December 31, 1996, 1995 and 1994.
      .   Notes to Consolidated Financial Statements.
      .   Independent Auditors' Report.

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

(b)  Reports on Form 8-K

     None.

(c)  Exhibits

     (1) Exhibits required to be filed by Item 601(a) of Regulation S-K are included as exhibits to, or incorporated by reference in, this Report as follows:

          3(i) - Articles of Incorporation of the Corporation, filed as Exhibit
                 3(i) to the Corporation's 1994 Annual Report on Form 10-K, is incorporated herein by reference.

          3(ii)- Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation's 1995 Annual Report on Form 10-K, is incorporated herein by reference.

          4  - No long-term debt instrument issued by the Corporation exceeds
               10% of the consolidated total assets of the Corporation and its subsidiaries. In accordance with paragraph 4 (iii) of Item 601(b) of Regulation S-K, the Corporation will furnish to the Securities and Exchange Commission upon request copies of long-term debt instruments and related agreements.

         10* - (1) The following Executive Compensation Plans and Arrangements, filed as Exhibits 10(1)(c) and (d) to the Corporation's 1992 Annual Report on Form 10-K, are incorporated herein by reference:
                   (a) CNB Bancshares, Inc. 1992 Incentive Stock Option Plan;
                       and
                   (b) Citizens Incentive Savings Plan.

               (2) The following Management Contracts, filed as Exhibits
                   10(2)(a),10(2)(c) and 10(2)(d) and to the Corporation's 1992
                   Annual Report on Form 10-K, are incorporated herein by reference:
                   (a) Change of control agreement between the Corporation and
                       H. Lee Cooper dated December 20, 1988;
                   (b) Change of control agreement between the Corporation and
                       James J. Giancola dated June 6, 1992; and
                   (c) Change of control agreement between the Corporation and
                       David L. Knapp dated December 20, 1988.

               (3) The following Management Contract and Executive Compensation
                   Plans, filed as exhibits 10(3)(a) through (c) to the Corporation's 1994 Annual Report on Form 10-K, are incorporated herein by reference.
                   (a) Change of control agreement between the Corporation and
                       M. Lynn Cooper dated May 19, 1992.
                   (b) CNB Bancshares, Inc. Savings Equalization Plan, dated
                       May 1, 1994.
                   (c) CNB Bancshares, Inc. Pension Equalization Plan, dated
                       May 1, 1994.

               (4) The CNB Bancshares Inc. 1995 Incentive Stock Option Plan is
                   incorporated herein by reference to the Corporation's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-60431.

               (5) The following Management Contracts, filed as Exhibits
                   10(5)(a) through (d) to the Corporation's 1995 Annual Report on Form 10-K, are incorporated herein by reference:
                   (a) Change of control agreement between the Corporation and
                       James R. Dodd dated December 10, 1993;
                   (b) Change of control agreement between the Corporation and
                       Marvin Huff, Jr. dated December 20, 1988;
                   (c) Change of control agreement between the Corporation and
                       David M. Viar dated October 18, 1993; and
                   (d) Change of control agreement between the Corporation and
                       John R. Spruill dated October 3, 1995.

          13    - Portions of the Annual Report to Shareholders for the year ended December 31, 1996

          21    - Subsidiaries of the Corporation.

          23(a) - Consent of KPMG Peat Marwick LLP

          23(b) - Consent of Geo. S. Olive & Co. LLC

          27    - Financial Data Schedule

          99    - Independent Auditors' Report for the Years Ended December 31,
                  1995 and 1994.

     (2)  The following exhibit will be submitted at a later date:

          The annual financial statements and independent auditors' report thereon for Citizens Incentive Savings Plan for the year ended December 31, 1996, will be filed as an amendment to the 1996 Annual Report on Form 10-K no later than June 29, 1997.

* The documents identified herein as 10-(1)(a) and 10-(1)(b), 10-(2)(a) through 10-(2)(c), 10-(3)(a) through 10-(3)(c), 10-(4) and 10-(5)(a) through 10-(5)(d)
constitute all management contracts and compensatory plans and arrangements required to be filed as an exhibit to this Form, pursuant to Item 14(c) of this Report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of March, 1997.

                   CNB BANCSHARES, INC.


                   By /s/ James J. Giancola
                      ------------------------------
                      James J. Giancola, President and Chief Executive Officer (chief executive officer)

                   By /s/ John R. Spruill
                      ------------------------------
                      John R. Spruill, Executive Vice President and Chief Financial Officer
                      (principal financial officer)

                   By /s/ Ralph L. Alley
                      ------------------------------
                      Ralph L. Alley, Senior Vice President, Controller and Treasurer
                      (principal accounting officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature               Capacity            Date
        ---------               --------            ----
/s/ H. Lee Cooper          Director       March 18, 1997
--------------------------
H. Lee Cooper


/s/ John D. Engelbrecht    Director       March 18, 1997
--------------------------
John D. Engelbrecht


/s/ James J. Giancola      Director       March 18, 1997
--------------------------
James J. Giancola


/s/ Robert L. Koch, II     Director       March 18, 1997
--------------------------
Robert L. Koch, II


/s/ Larry J. Kremer        Director       March 18, 1997
--------------------------
Larry J. Kremer


/s/ Jerry A. Lamb          Director       March 18, 1997
--------------------------
Jerry A. Lamb



/s/ Burkley F. McCarthy    Director       March 18, 1997
--------------------------
Burkley F. McCarthy


/s/ Robert K. Ruxer        Director       March 18, 1997
--------------------------
Robert K. Ruxer


/s/ Thomas W. Traylor      Director       March 18, 1997
--------------------------
Thomas W. Traylor


/s/ Paul G. Wade           Director       March 18, 1997
--------------------------
Paul G. Wade


                                 EXHIBIT INDEX

Reg. S-K


 Exhibit No.       Description of Exhibit                                                                     Page
 -----------       ----------------------                                                                     ----

  3  (i)     Articles of Incorporation of the Corporation filed as Exhibit 3(i) to the Corporation's
             1994 Annual Report on Form 10-K is incorporated herein by reference.

  3 (ii)     Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation's 1995 Annual Report
             on Form 10-K, is incorporated herein by reference.

 10*-(1)     The following Executive Compensation Plans and Arrangements, filed as Exhibits 10(1)(c) and (d)
             to the Corporation's 1992 Annual Report on Form 10-K, are incorporated herein by reference:
             (a) CNB Bancshares, Inc. 1992 Incentive Stock Option Plan.
             (b) Citizens Incentive Savings Plan.

 10  (2)     The following Management Contracts, filed as Exhibits 10(2)(a), 10(2)(c) and 10(2)(d) to the
             Corporation's 1992 Annual Report on Form 10-K, are incorporated herein by reference:
             (a) Change of control agreement between the Corporation and H. Lee Cooper dated December
                 20, 1988.
             (b) Change of control agreement between the Corporation and James J. Giancola dated June 6,
                 1992.
             (c) Change of control agreement between the Corporation and David L. Knapp dated December
                 20, 1988.

 10  (3)     The following Management Contract and Executive Compensation Plans filed as Exhibits 10(3)(a)
             through (c) to the Corporation's 1994 Annual Report on Form 10-K are incorporated herein by reference:
             (a) Change of control agreement between the Corporation and M. Lynn Cooper dated May 19,
                 1992.
             (b) CNB Bancshares, Inc. Savings Equalization Plan dated May 1, 1994.
             (c) CNB Bancshares, Inc. Pension Equalization Plan dated May 1, 1994.

 10  (4)     The CNB Bancshares, Inc. 1995 Incentive Stock Option Plan is incorporated by reference to the
             Corporation's filing with the Securities and Exchange Commission as an exhibit to a Registration
             Statement on Form S-8, Registration No. 33-60431.

 10  (5)     The following Management Contracts, filed as Exhibits 10(5)(a) through (d) to the Corporations
             1995 Annual Report on Form 10-K, are incorporated herein by reference:
             (a) Change of control agreement between the Corporation and James R. Dodd dated December 10, 1993.
             (b) Change of control agreement between the Corporation and Marvin Huff, Jr. dated December 20, 1988.



             (c) Change of control agreement between the Corporation and David M. Viar dated October 18,
                 1993.
             (d) Change of control agreement between the Corporation and John R. Spruill dated October
                 3, 1995.

 13          Portions of the Annual Report to Shareholders for the Year Ended December 31, 1996 .................

 21          Subsidiaries of the Corporation.....................................................................

 23(a)       Consent of KPMG Peat Marwick LLP ...................................................................
 23(b)       Consent of Geo. S. Olive & Co. LLC .................................................................

 27          Financial Data Schedule.............................................................................

 99          Independent Auditors' Report for the Years ended December 31, 1995 and 1994..........................
