Form 10-Q
period 1997-03-31
CNB BANCSHARES INC
filed 1997-05-12
CIK 724198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934


                          FOR THE QUARTER PERIOD ENDED

                                 MARCH 31, 1997


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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]   No  [ ]

  As of April 30, 1997, there were 19,620,743 outstanding shares, without par value, of the registrant.

Exhibit index is on page 23.


                                      Page


                                      INDEX

                                                                    Page No.

PART I.         Financial Information

  Item 1.        Financial Statements:

                 Consolidated Balance Sheet                         1

                 Consolidated Statement of Income                   2

                 Consolidated Condensed Statement of
                   Changes in Shareholders' Equity                  3

                 Consolidated Statement of Cash Flows               4

                 Notes to Consolidated Financial Statements         5-9

  Item 2.        Management's Discussion and Analysis of
                   Financial Condition and Results of Operations    10-20

PART II.        Other Information                                   21

Signatures                                                          22

Exhibit Index                                                       23


                                       Page


PART I.  FINANCIAL INFORMATION
ITEM  I.  FINANCIAL STATEMENTS


                                       CNB BANCSHARES, INC.
                                    CONSOLIDATED BALANCE SHEET
                              (In thousands, except for share data)
                                           (Unaudited)

                                                               MARCH 31,   DECEMBER 31,   MARCH 31,
                                                                 1997        1996           1996
                                                                 ----        ----           ----

ASSETS
------
     Cash and due from banks                                   $101,137     $114,469      $102,535
     Federal funds sold and other short-term money
       market investments                                         7,883       34,628        34,138
                                                               --------      -------       -------
        TOTAL CASH AND CASH EQUIVALENTS                         109,020      149,097       136,673
     Real estate loans held for sale                              4,252        6,457        12,912
     Investment securities available for sale                 1,423,159    1,379,872     1,192,212
     Investment securities held to maturity
        (Market value $244,321 at March 31, 1997, $249,150 at
           December 31, 1996, and $210,930 at March 31, 1996)   245,521      248,088       211,988
     Loans, net of unearned income                            2,305,271    2,275,089     2,050,198
     Less:  Allowance for loan losses                            32,044       31,262        29,601
                                                              ---------    ---------     ---------
        NET LOANS                                             2,273,227    2,243,827     2,020,597
     Premises and equipment                                      72,273       71,468        68,545
     Intangible assets                                           32,589       32,847        27,739
     Interest receivable                                         29,547       30,863        29,662
     Other assets                                                56,308       54,056        34,228
                                                             ----------   ----------    ----------
           TOTAL ASSETS                                      $4,245,896   $4,216,575    $3,734,556
                                                             ==========   ==========    ==========

LIABILITIES
-----------
     Deposits:
       Non-interest bearing                                    $332,471     $359,146      $319,390
       Interest bearing                                       2,759,847    2,755,584     2,556,495
                                                              ---------    ---------     ---------
         TOTAL DEPOSITS                                       3,092,318    3,114,730     2,875,885
     Securities sold under repurchase agreements                522,464      530,261       273,006
     Federal funds purchased and other short-term                81,705       29,608        85,572
           borrowings
     FHLB advances and other long-term debt                     196,980      176,730       159,094
     Interest payable and other liabilities                      35,560       39,832        31,863
                                                              ---------    ---------     ---------
           TOTAL LIABILITIES                                  3,929,027    3,891,161     3,425,420

SHAREHOLDERS' EQUITY
--------------------
     Common stock, $1 stated value
       Shares authorized: 50,000,000
       Shares issued: 19,728,353 at March 31, 1997,
          19,887,107 at December 31, 1996, and
            18,506,074 at March 31, 1996                         19,728       19,887        18,506
     Capital surplus                                            264,192      271,001       249,821
     Retained earnings                                           43,130       35,779        42,776
     Net unrealized losses on investment securities
           available for sale                                   (10,181)      (1,253)       (1,967)
                                                             -----------  -----------   -----------
           TOTAL SHAREHOLDERS' EQUITY                           316,869      325,414       309,136
                                                             -----------  -----------   -----------

           TOTAL LIABILITIES & SHAREHOLDERS' EQUITY          $4,245,896   $4,216,575    $3,734,556
                                                             ===========  ===========   ===========

See notes to consolidated financial statements.


                                       Page

                                      CNB BANCSHARES, INC.
                                CONSOLIDATED STATEMENT OF INCOME
                              (In thousands, except for share data)
                                          (Unaudited)
                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                          1997        1996
                                                                          ----        ----
INTEREST INCOME
 Loans, including fees:
  Taxable                                                               $51,925      $46,537
  Tax exempt                                                                369          382
 Real estate loans held for sale                                             94        3,232
 Investment securities:
  Taxable                                                                24,727       19,038
  Tax exempt                                                              2,641        1,747
 Federal funds sold and other short-term
  money market investments                                                  255          674
                                                                      ----------   ----------
          Total interest income                                          80,011       71,610

INTEREST EXPENSE
 Deposits                                                                31,565       29,710
 Short-term borrowings                                                    7,293        4,293
 FHLB advances and other long-term debt                                   2,753        2,450
                                                                      ----------   ----------
          Total interest expense                                         41,611       36,453
                                                                      ----------   ----------

NET INTEREST INCOME                                                      38,400       35,157
Provision for loan losses                                                 2,758        1,662
                                                                      ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      35,642       33,495

NON-INTEREST INCOME
 Service charges on deposit accounts                                      3,163        2,825
 Insurance premiums and commissions                                       2,047        1,990
 Trust and plan administration fees                                       1,995        1,409
 Credit card and other non-interest fees on loans                         1,220        1,097
 Mortgage banking revenue                                                 1,113        3,812
 Investment products fees                                                   830        1,083
 Net securities gains                                                       324          406
 Other                                                                    2,454        1,414
                                                                      ----------   ----------
          Total non-interest income                                      13,146       14,036
                                                                      ----------   ----------

NON-INTEREST EXPENSE
 Salaries and employee benefits                                          17,345       15,795
 Data processing and other services                                       2,931        2,954
 Occupancy                                                                2,272        2,100
 Equipment                                                                1,885        1,740
 Advertising and promotion                                                  977        1,170
 Professional fees                                                          974          935
 Printing and supplies                                                      950          893
 Postage and freight                                                        877        1,013
 Other                                                                    3,116        5,523
                                                                      ----------   ----------
          Total non-interest expense                                     31,327       32,123
                                                                      ----------   ----------

INCOME BEFORE INCOME TAXES                                               17,461       15,408
Income taxes                                                              5,909        5,564
                                                                      ----------   ----------

NET INCOME                                                              $11,552       $9,844
                                                                      ==========   ==========

NET INCOME PER SHARE                                                      $0.58        $0.50
                                                                      ==========   ==========

AVERAGE COMMON AND EQUIVALENT SHARES OUTSTANDING                     20,023,251   19,662,251
                                                                     ===========  ===========

See notes to consolidated financial statements.


                                      Page

                             CNB BANCSHARES, INC.
      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

                                                       THREE MONTHS ENDED
                                                           MARCH  31,
                                                      1997           1996
                                                      ----           ----
BEGINNING BALANCE                                   $325,414      $311,331
   Net income                                         11,552         9,844
   Cash dividends declared                            (4,202)       (3,753)
   Issuance of common stock for:
        Dividend reinvestment plan                       949           923
        Stock options exercised                          358           163
        Exercise and conversion of stock purchase
            contracts and debentures                     143            62
        Other                                                          196
   Purchase and retirement of common stock            (8,417)       (3,946)
   Change in unrealized gains/losses on
      investment securities available for sale        (8,928)       (5,684)
                                                     --------      --------
ENDING BALANCE                                       $316,869      $309,136
                                                     ========      ========

See notes to consolidated financial statements.


                                      Page

                              CNB BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                 1997           1996
                                                                                 ----           ----
OPERATING ACTIVITIES:
 Net income                                                                    $11,552         $9,844
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                3,222          3,874
    Provision for loan losses                                                    2,758          1,662
    Amortization of premiums and discounts on securities                         1,036            534
    Net gains on securities                                                       (324)          (406)
    Loans originated for sale                                                  (18,022)       (25,089)
    Proceeds from sale of loans                                                 20,227         24,482
    Decrease in interest receivable and other assets, net of amortization        5,111          4,232
    Decrease in interest payable and other liabilities                          (4,272)          (617)
                                                                              ---------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       21,288         18,516
                                                                              ---------       --------

INVESTING ACTIVITIES:
 Proceeds from the maturity of investment securities available for sale         40,088         73,549
 Proceeds from the sale of investment securities available for sale            135,442        141,713
 Purchase of investment securities available for sale                         (233,941)      (255,546)
 Proceeds from the maturity of investment securities held to maturity            2,421          3,595
 Purchase of investment securities held to maturity                                           (17,423)
 Net (increase) decrease in loans                                              (33,203)        11,300
 Purchase of premises and equipment                                             (2,623)        (3,580)
                                                                              ---------       --------
NET CASH USED BY INVESTING ACTIVITIES                                          (91,816)       (46,392)
                                                                              ---------       --------

FINANCING ACTIVITIES:
 Net decrease in deposits                                                      (22,527)        (5,949)
 Net increase in short-term borrowings                                          43,899          7,204
 Payment and maturity of long-term debt                                        (36,819)        (8,914)
 Proceeds of long-term borrowings                                               57,210         10,000
 Proceeds from exercise of stock options                                           358            163
 Proceeds from common stock issued for dividend reinvestment plan                  949            923
 Purchase and retirement of common stock                                        (8,417)        (3,946)
 Cash dividends paid                                                            (4,202)        (3,753)
                                                                              ---------       --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                30,451         (4,272)
                                                                              ---------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (40,077)       (32,148)

CASH AND CASH EQUIVALENTS AT JANUARY 1,                                        149,097        168,821
                                                                              ---------       --------

CASH AND CASH EQUIVALENTS AT MARCH 31,                                        $109,020       $136,673
                                                                              =========      =========

Supplemental disclosure:
 Cash paid for:
    Interest                                                                   $40,529        $38,139
    Income taxes                                                                    60            953
 Non-cash investing and financing activities:
    Stock issued in exchange of debentures and equity contracts
         and pursuant to employee benefit plans                                    150            261

See notes to consolidated financial statements.


                                    Page


                              CNB BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar amounts in thousands, except for share data)

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES

  The consolidated financial statements include the accounts of CNB Bancshares, Inc. (Corporation) and its wholly-owned subsidiaries, after elimination of all material intercompany accounts and transactions.

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and do not include all the information and footnotes required for a complete presentation of consolidated financial statements. The Corporation's accounting and reporting policies for interim financial reporting are consistent with those followed for annual financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods reported have been included in the foregoing interim consolidated financial statements. The interim results of operations presented are not necessarily indicative of the results that may be expected for the full year. A complete description of the Corporation's accounting policies and footnotes are contained in the 1996 Annual Report to Shareholders.

NOTE 2:  BUSINESS COMBINATIONS

  On February 14, 1997, the Corporation issued 718,867 shares of its common stock in exchange for all of the outstanding shares of BMC Bancshares, Inc., parent company for Bank of Mt. Carmel, Mt. Carmel, Illinois. The acquisition was accounted for under the pooling of interests method of accounting and, accordingly, all financial data of the Corporation for prior periods has been restated to include the financial position and operating results of this acquisition.

  Separate operating results of the combined entities for the periods prior to the merger were as follows:

                                           Three Months
                                              Ended
                                          March 31, 1996
Net Interest Income:
  CNB Bancshares, Inc.                       $34,392
  BMC Bancshares, Inc.                           765
--------------------------------------------------------------------------------
     Combined                                $35,157
================================================================================

Net Income:
  CNB Bancshares, Inc.                       $ 9,685
  BMC Bancshares, Inc.                           159
--------------------------------------------------------------------------------
     Combined                                $ 9,844
================================================================================


                                      Page


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 3:   INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

                                                               GROSS       GROSS
                                                AMORTIZED   UNREALIZED  UNREALIZED     MARKET
                                                  COST         GAINS      LOSSES        VALUE

Available for Sale at March 31, 1997:
 U.S. Treasury                                    $998                     $(7)          $991
 Federal agencies:
   Bonds and notes                             262,845       $ 122      (3,108)       259,859
   Mortgage-backed securities                  995,357       2,027     (14,814)       982,570
 State and municipal                            60,988         928        (286)        61,630
 Collateralized mortgage obligations            93,696         505      (1,976)        92,225
 Other securities                               25,926          84        (126)        25,884
------------------------------------------------------------------------------------------------
     Total                                  $1,439,810      $3,666    $(20,317)    $1,423,159
================================================================================================
Held to Maturity at March 31, 1997:
 Federal agencies:
   Mortgage-backed securities                  $76,229         $83     $(2,472)       $73,840
 State and municipal                           139,843       2,542        (962)       141,423
 Collateralized mortgage obligations            29,449                    (391)        29,058
------------------------------------------------------------------------------------------------
     Total                                    $245,521      $2,625     $(3,825)      $244,321
================================================================================================

  The amortized cost and estimated market value of investment securities at March 31, 1997, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                               AVAILABLE FOR SALE           HELD TO MATURITY
                                              AMORTIZED      MARKET        AMORTIZED   MARKET
                                                COST         VALUE            COST     VALUE
Maturity distribution
 at March 31, 1997:
  Due in one year or less                      $7,855       $7,935            $571       $576
  Due after one year through five years       141,599      140,791          21,841     22,404
  Due after five years through ten years      143,060      141,331          40,832     41,435
  Due after ten years                          33,222       33,313          76,599     77,008
  Mortgage-backed securities                  995,357      982,570          76,229     73,840
  Collateralized mortgage obligations          93,696       92,225          29,449     29,058
------------------------------------------------------------------------------------------------
    Total debt securities                   1,414,789    1,398,165         245,521    244,321

  Equity securities                            25,021       24,994
------------------------------------------------------------------------------------------------
    Total                                  $1,439,810   $1,423,159        $245,521   $244,321
================================================================================================

  Proceeds from sales of investment securities available for sale during the three months ended March 31, 1997, were $135,442. Gross gains and losses realized on those sales were $534 and $210, respectively.


                                     Page


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 4: IMPAIRED LOANS

  At March 31, 1997, impaired loans totaled $14,334. An allowance for loan losses of $1,448 was recorded for impaired loans totaling $10,520. At December 31, 1996, impaired loans totaled $18,172. An allowance of $1,653 was recorded for impaired loans totaling $7,420. The average balance for impaired loans was $14,099 for the three months ended March 31, 1997 .

NOTE 5:  INTEREST RATE CONTRACTS

  Through the purchase of interest rate cap agreements (caps), the Corporation has reduced the impact of increased interest rates on its costs to acquire certain repurchase agreements and long-term borrowings being hedged. These caps entitle the Corporation to receive periodic payments from counterparties based upon the notional amount of the caps and the excess of the index rate over the strike price. Amortization of premiums paid for interest rate caps totaled $524 and $324 for the three months ended March 31, 1997 and 1996, respectively. This expense was offset by counterparty reimbursements of $145 and $226 for the three months ended March 31, 1997 and 1996, respectively.

  At March 31, 1997, the notional amount of the interest rate caps was $215,000. The caps are indexed to LIBOR with contract strike prices ranging from 5.50% to 6.00% and mature through the first quarter of 1999. The carrying value and estimated market value of the caps at March 31, 1997, was $1,810 and $1,884, respectively.

  The Corporation has entered into interest rate swaps as a hedge against certain long-term borrowings to manage its interest rate sensitivity. The contracts represent an exchange of interest payments and the underlying principal balances of the liabilities are not affected. At March 31, 1997, the Corporation had swaps with a notional value of $55,000. The agreements require the Corporation to pay a fixed rate of interest ranging from 5.77% to 6.12% and receive a variable rate based on three-month LIBOR. The agreements terminate on or prior to January 12, 2001. The Corporation paid $822 while receiving $773 from these agreements during the three months ended March 31, 1997.

  The Corporation is exposed to losses if a counterparty fails to make its payments under a contract in which the Corporation is in a receiving status. Although collateral or other security is not obtained, the Corporation minimizes its credit risk by monitoring the credit standing of the counterparties and anticipates that the counterparties will be able to fully satisfy their obligation under the agreements.

  At March 31, 1997, option forward contracts, if exercised, committed the Corporation to sell $1,000 par value of U.S. Treasury securities at prices not less than their carrying values during the second quarter of 1997. Fees received from these contracts have been deferred until expiration, termination or exercise of the contract.


                                      Page


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 6:  LONG-TERM DEBT

                                                             MARCH 31,    DECEMBER 31,    MARCH 31,
                                                               1997           1996          1996
                                                               ----           ----          ----

Parent Company:
Convertible subordinated debentures, 7.50%, redemptions of
  $1,125 annually beginning in 2001, balance due 2011         $5,879          $6,029        $6,473

Redeemable subordinated debentures, 9.50%, redeemed
  August 1996                                                                                2,187

Notes payable, unsecured:
9.81%, payable $600 annually through 1996, balance due in
  1997                                                         2,400           2,400         3,000

Variable rate adjusted with changes in LIBOR, payable
  $250 quarterly through 2000 (6.04%, 6.69% and 6.63%
  at March 31, 1997, December 31, 1996, and
  March 31, 1996, respectively)                                4,250           4,500         5,200

Variable rate adjusted with changes in LIBOR, due 1997
   (6.04% at March 31, 1997)                                  10,000

Subsidiaries:
Federal Home Loan Bank advances, due at various dates
  through 2016 (weighted average rates of 5.58%, 5.56% and
  5.89% at March 31, 1997, December 31, 1996 and
  March 31, 1996, respectively)                              168,640         158,640       122,813

Notes payable, revolving credit agreement, secured by finance receivables, variable rate adjusted with changes in LIBOR
  (6.06% at March 31, 1996, paid in October 1996)                                           14,247

Other, including capitalized leases                            5,811           5,161         5,124
-------------------------------------------------------------------------------------------------------
Total                                                       $196,980        $176,730      $159,094
=======================================================================================================

  Qualifying, unencumbered mortgage assets equal to at least 170 percent of the aggregate amount of advances and Federal Home Loan Bank stock have been pledged as collateral for the Federal Home Loan Bank advances.


                                      Page


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 7:  NET INCOME PER SHARE

  Net income per share has been computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. The assumed conversion of the convertible subordinated debentures into common shares had no material dilutive effect on net income per share. All share data included in the consolidated financial statements, notes and Management's Discussion and Analysis has been adjusted for stock dividends.

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share." This statement simplifies the computation of earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. This statement is effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted.

  The application of this standard would have resulted in earnings per share as follows:

                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                                     1997        1996
                                                     ----        ----
Proforma basic net income per share                  $.58        $.51
Proforma diluted net income per share                 .57         .50
Reported net income per share                         .58         .50


                                        Page


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except for share data)

OVERVIEW
--------

  Net income for the three months ended March 31, 1997, was $11,552, an increase of 17.4% over the $9,844 earned in the same period of 1996. Net income per share increased by 16.0% to $.58 for the three months ended March 31, 1997, compared to $.50 for the three months ended March 31, 1996. The increased earnings was due to growth in earning assets and revenues and control over operating expenses. Net interest income increased $3,243, or 9.2%, over the first three months of 1996 due to growth in earning assets of 13.7%. However, the net interest margin declined from 4.16% for the first quarter of 1996 to 4.03% for the first quarter of 1997, primarily due to reduced loan yields.

  The Corporation's total assets at March 31, 1997 were $4,245,896, which were $29,321 greater than the $4,216,575 at December 31, 1996, and $511,340, or
13.7%, greater than total assets at March 31, 1996. Total loans of $2,305,271 at March 31, 1997, increased from $2,275,089 at December 31, 1996 and from $2,050,198 one year ago.

  Annualized returns on average assets and average shareholders' equity for the three months ended March 31, 1997, were 1.10% and 14.27%, respectively, compared with 1.06% and 12.85% for the same period of 1996.

  Cash dividends of $.22 per share were declared during the first quarter of 1997, representing an increase of 10%, compared with $.20 per share, adjusted for the 5% stock dividend declared September 10, 1996, during the same period of 1996. Total dividends declared for the first quarters of 1997 and 1996 were $4,202 and $3,753, respectively.

NET INTEREST INCOME
-------------------

  Net interest income is the Corporation's largest component of income and represents the difference between interest and fees earned on loans and investments and the interest paid on interest bearing liabilities. Net interest income was $38,400 for the three months ended March 31, 1997, compared with $35,157 for the same period in 1996. The increased net interest income was the result of a 13.7% increase in average earning assets compared to the first quarter of 1996, partially offset by a 13 basis point decline in the net interest margin over the same period. Net interest income for the most recent quarter was $227 less than the $38,627 recorded in the fourth quarter of 1996 due to the effects of a lower net interest margin offsetting a $96.9 million increase in average earning assets.

  The interest margin is a percentage computed by dividing net interest income on a fully taxable equivalent basis ("FTE") by average earning assets and represents a measure of basic earnings on interest bearing assets held by the Corporation. The annualized net interest margins were 4.03% and 4.16%, respectively, for the three months ended March 31, 1997 and 1996. Average earning assets for the three months ended March 31, 1997, increased to $3,952,287 from $3,475,394 for the same period in 1996.


                                        Page


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET INTEREST INCOME, CONTINUED:
-------------------------------

Average loans increased $277 million to $2,289,459 for the first three months of 1997 compared to 1996 and represented 57.9% of earning assets in both periods. Average investment securities increased $386 million during the first three months of 1997 compared to 1996 and represented 41.5% and 36.1% of earning assets for similar periods of 1997 and 1996, respectively. The securitization of $235 million of residential mortgage loans during 1996 accounted for a significant portion of the increase in the investment portfolio.

  The decline in the net interest margin from the first and fourth quarters of 1996 was primarily due to declining yields on earning assets. Interest income as a percentage of earning assets decreased 12 basis points to 8.24% during the first quarter of 1997 compared to 8.36% during the same period one year prior and 8.38% in fourth quarter 1996. Yields on loans declined 19 basis points to 9.17% during the first quarter of 1997 from the first quarter of 1996 as a result of more competitive pricing. The yield on investment securities increased from 6.89% for the first quarter of 1996 to 6.97% for the first quarter of 1997. Interest expense as a percentage of earning assets increased by 1 basis point from 4.20% to 4.21% from first quarter 1996 to first quarter 1997, respectively.


NET INTEREST MARGIN
--------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED
                                                MARCH 31,  DECEMBER 31,    MARCH 31,
                                                  1997        1996           1996

Yields (FTE)
 Loans                                            9.17%       9.39%          9.36%
 Securities                                       6.97        7.01           6.89
 Other earning assets                             6.05        5.99           7.48
                                                  ----        ----           ----
  Total earning assets                            8.24        8.38           8.36

Cost of funds
 Interest bearing deposits                        4.64        4.60           4.65
 Other interest bearing liabilities               5.34        5.32           5.52
                                                  ----        ----           ----
  Total interest bearing liabilities              4.81        4.77           4.80
                                                  ----        ----           ----
  Total interest expense to earning assets        4.21        4.23           4.20
--------------------------------------------------------------------------------------
Net interest margin                               4.03%       4.15%          4.16%
======================================================================================

  An ongoing objective of the Corporation's asset/liability management policy is to match rate-adjustable assets and liabilities at similar maturity horizons so that changes in interest rates will not result in wide fluctuations in net interest income. The rate sensitivity position is computed for various repricing intervals by calculating rate sensitivity gaps. The Corporation had a cumulative one-year negative gap on March 31, 1997, of $95,879 which represented 2.4% of the $3,986,086 in earning assets at that date and, in the opinion of management, represented a balanced position. Net interest income at financial institutions with negative gaps tends to decrease in periods of rising interest rates and increase


                                      Page


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET INTEREST INCOME, CONTINUED:
-------------------------------

as interest rates decline. Management also utilizes a simulation model to measure the Corporation's net interest income volatility to changes in the level of interest rates, interest rate spreads, the shape of the yield curve and changing product growth patterns and investment strategies. Results of the simulation model indicate that the Corporation's net interest income would be affected by 2.20% or less should interest rates increase or decrease by up to 200 basis points.

NON-INTEREST INCOME
-------------------

  During the first three months of 1997, non-interest income was $13,146 compared to $14,036 reported for the same period in 1996. The first quarter of 1996 included net gains of $2,578 from the securitization of residential mortgage loans and net securities gains of $324 were recorded during the first three months of 1997 compared to $406 for the same period of 1996. Excluding net loan securitization and securities gains, first quarter 1997 non-interest income totaled $12,822, which represented an increase of 16.0% compared to the same period of 1996. First quarter 1997 non-interest income was $784 less than fourth quarter 1996 due to reduced net securities gains and seasonal factors.

NON-INTEREST INCOME
----------------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED
                                                          MARCH 31,            INCREASE
                                                      1997         1996       (DECREASE)

Service charges on deposit accounts                  $3,163       $2,825         $338
Insurance premiums and commissions                    2,047        1,990           57
Trust and plan administration fees                    1,995        1,409          586
Credit card and other non-interest fees on loans      1,220        1,097          123
Mortgage banking revenue                              1,113        3,812       (2,699)
Investment products fees                                830        1,083         (253)
Net securities gains                                    324          406          (82)
Other                                                 2,454        1,414        1,040
----------------------------------------------------------------------------------------
     Total non-interest income                      $13,146      $14,036        $(890)
========================================================================================

  Service charges on deposit accounts increased $338 or l2.0% due to increased volumes and improved efforts to collect a greater percentage of assessable fees but were $255 lower than in the fourth quarter of 1996. Insurance commissions increased $57 for the first quarter of 1997 compared to 1996. Income from the sale of credit life and disability insurance offered by the Corporation's banking subsidiaries increased $46 or 5.7% due to improved sales penetration to new loan customers. Casualty insurance premiums increased $100 or 12.1%.
Profit sharing bonuses received from insurance underwriters during the first quarter of 1997, which are experience related and associated with policies written during the prior year, were $108 less than payments received one year prior. Trust fees increased $586 or 41.6% compared to the first three months of 1996 primarily due to benefit plan administration fees of $510


                                       Page


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON-INTEREST INCOME, CONTINUED:
-------------------------------

resulting from the May 31, 1996 acquisition of Small Parker & Blossom. Credit card and other non-interest fees on loans increased $123 during the first three months of 1997 compared to 1996 primarily due to increased credit card transaction volumes. This revenue, which was seasonally higher in the fourth quarter, was $342 lower than for the last quarter of 1996. Mortgage banking revenues declined by $2,699 during the first three months of 1997 compared to the same period of 1996. The Corporation securitized $162 million of residential mortgage loans during the first quarter of 1996 resulting in net gains of $2,578. Investment products fees decreased 23.4% to $830 due to decreased brokered CD, annuity and mutual fund sales activity. Other income increased to $2,454 during the three months ended March 31, 1997, from $1,414 for the comparable period of 1996. This increase is due in part to increased revenues of $371 from the expiration of interest rate option contracts, $411 from a corporate-owned life insurance program and $188 from non-customer ATM access fees, a new revenue source beginning in May 1996.

NON-INTEREST EXPENSE
--------------------

  Non-interest expense, which includes personnel, occupancy costs, equipment and other operating expenses was $31,327 for the three months ended March 31, 1997, compared to $32,123 for the same period of 1996, a decrease of 2.5%. Non-recurring charges of $2.3 million, primarily related to office closures, were included in non-interest expenses for the first quarter of 1996. Excluding these charges, non-interest expenses increased $1,487 or 5.0% from the three months ended March 31, 1996. Non-interest expense was $1,378 lower than that recorded in the fourth quarter of 1996.

NON-INTEREST EXPENSE
-------------------------------------------------------------------------------------
                                           THREE MONTHS ENDED
                                               MARCH 31,                 INCREASE
                                         1997             1996          (DECREASE)

Salaries and employee benefits          $17,345          $15,795          $1,550
Data processing and other services        2,931            2,954             (23)
Occupancy                                 2,272            2,100             172
Equipment                                 1,885            1,740             145
Advertising and promotion                   977            1,170            (193)
Professional fees                           974              935              39
Printing and supplies                       950              893              57
Postage and freight                         877            1,013            (136)
Other                                     3,116            5,523          (2,407)
-------------------------------------------------------------------------------------
     Total non-interest expense         $31,327          $32,123           $(796)
=====================================================================================

  Salaries and employee benefits increased $1,550 or 9.8% for the three month period in 1997 over 1996. Performance-based incentives and commissions increased $228 to $727 during the first three


                                     Page


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON-INTEREST EXPENSE, CONTINUED:
--------------------------------

months of 1997 and represented 4.2% of salaries and employee benefits expense compared to 3.2% for the same period of 1996. The Corporation continues to emphasize performance-based awards tied to net income per share and sales of fee-based services. A portion of the salary expense increase is due to increased staff from May 1996 acquisitions where prior periods were not restated, including DuQuoin Bancorp, Small Parker & Blossom and Money One. The remaining increase is generally due to normal salary increases and related expenses associated with increased business activity. Occupancy and equipment expenses increased 8.2% and 8.3%, respectively, during the first three months of 1997 as the Corporation was operating four additional finance offices and two new non-banking subsidiaries compared to the same period of 1996. Reduced credit card promotions resulted in advertising expense being reduced $193 or 16.5% from one year ago. Postage and freight expense decreased $136 or 13.4% during the three months ended March 31, 1997, compared to the same period one year ago. Other expenses decreased $2,407 during the first three months of 1997 compared to the same period of 1996. One-time charges of $1,983 related to the closure of five offices recorded during first quarter 1996 accounted for most of the decrease. FDIC assessments decreased $760 during the three months ended March 31, 1997, compared to the same period of 1996 as a result of assessment rate modifications approved in September 1996. Operating expenses as a percentage of revenues, commonly referred to as the efficiency ratio, improved from 63% during the first three months of 1996 to 60% during the first three months of 1997.

INCOME TAX EXPENSE
------------------

  Income tax expense was $5,909 for the three months ended March 31, 1997, compared with $5,564 for the same period in 1996. The effective tax rate was 33.8% and 36.1% for the three months ended March 31, 1997 and 1996, respectively. The decline in the effective tax rate is attributable to an increase in income from tax exempt sources, including municipal investments and corporate owned-life insurance. Tax exempt interest income from municipal securities increased $894 during the first quarter of 1997 as additional investments were made. In addition, investments in corporate-owned life insurance policies on certain officers generated $411 of additional income during the most recent quarter compared to the same period one year ago.

LOANS
-----

  Loans were $2,305,271 at March 31, 1997, compared to $2,275,089 at December 31, 1996, and $2,050,198 at March 31, 1996. The loan portfolio increased $30,182 or 5.3% annualized from year-end 1996 and $255,073 or 12.4% from one year ago. Growth was experienced in all loans categories during the first quarter of 1997 compared to year-end 1996 and one year prior and the mix of the loan portfolio remained relatively constant over the last twelve months.


                                       Page


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LOANS, CONTINUED:
-----------------

   Commercial loans increased to $681,247 at March 31, 1997, compared to $679,609 at December 31, 1996 and $575,450 at March 31, 1996. As a percentage of total loans, commercial loans accounted for 29.6% of the loan portfolio at March 31, 1997 compared to 28.1% at March 31, 1996.

LOANS OUTSTANDING
----------------------------------------------------------------------------------------
                                            MARCH 31,     DECEMBER 31,       MARCH 31,
                                              1997            1996             1996

Commercial, industrial and agricultural
 production loans                            $681,247        $679,609         $575,450
Tax exempt loans                               22,411          21,756           21,239
Real estate mortgage loans:
 Commercial and agricultural                  191,759         171,715          129,253
 Construction                                  69,314          67,679           61,174
 Residential                                  744,693         740,647          726,077
Consumer loans                                595,847         593,683          537,005
----------------------------------------------------------------------------------------
 Total loans                               $2,305,271      $2,275,089       $2,050,198
========================================================================================

   Real estate mortgage loans, which consist of residential, commercial and agricultural loans secured by real estate and construction loans, totaled $1,005,766 at March 31, 1997, compared to $916,504 one year prior. Residential mortgage loans increased $18,616 or 2.6% after the Corporation securitized approximately $73 million of adjustable loans during the third quarter of 1996. Residential mortgage loans were 32.3% of total loans at March 31, 1997 compared to 35.4% one year prior. Demand for new residential mortgage loans remained strong throughout most of 1996 but the Corporation sold a significant portion of that production. Most production was also sold in the current quarter but volume was lower than prior periods. Current asset-liability management policy dictates that most adjustable rate and fixed rate loans with original maturities exceeding 15 years are sold in the secondary market or securitized. Fixed rate balloon and 15-year mortgage loans may be sold, securitized and carried in the available for sale investment portfolio or held in the loan portfolio, depending on market conditions at the time the loan is originated. While the Corporation may sell certain loans in the secondary market, servicing rights are generally retained. At March 31, 1997, $864,138 of residential mortgage loans originated by the Corporation's banks and subsequently sold in the secondary market were being serviced. In addition to residential real estate mortgages reported as loans, the Corporation held $4,252 and $6,457 of real estate loans for sale at March 31, 1997, and December 31, 1996, respectively. These loans were $12,912 at March 31, 1996.

  Consumer loans, which include installment, home equity and credit card loans, increased $2,164 and $58,842 from December 31, 1996 and March 31, 1996, respectively. Of this increase from one year ago, $19.2 million is the result of 1996 acquisitions. Installment loan balances have continued to increase during 1997 primarily due to indirect automobile loan applications. Direct installment loan activity


                                        Page


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LOANS, CONTINUED:
-----------------

slowed during the first quarter but will be promoted more heavily during the second quarter. Home equity and other lines of credit outstandings increased $2,460 and $24,244 from year-end 1996 and one year ago, respectively. Credit card loans have decreased to $31,423 from $34,523 at December 31, 1996 and $34,104 at March 31, 1996. Management has decided not to offer any significant credit card solicitations in light of the increase in credit card delinquencies being experienced nationally by the credit card industry.

  The Corporation's loan portfolio contains no loans to foreign governments, foreign enterprises, foreign operations of domestic companies, nor any concentrations to borrowers engaged in the same or similar industries that exceed 10% of total loans.

ASSET QUALITY
-------------

  The allowance for loan losses is maintained at a level considered adequate by management to absorb potential loan losses by evaluations of the loan portfolio on a continuing basis. This evaluation by management includes consideration of past loan loss experience, changes in the composition of the portfolio, the volume and condition of loans outstanding, expected cash flows or the observable market price of the loans or the fair value of the collateral for impaired loans, as well as the financial condition of specific borrowers and current economic conditions.

SUMMARY OF ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------
                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                             1997           1996

Beginning balance                          $31,262        $29,406
 Provision for loan losses                   2,758          1,662
 Loans charged-off                          (2,499)        (2,084)
 Recoveries                                    523            617
--------------------------------------------------------------------------------
Ending balance                             $32,044        $29,601
================================================================================

--------------------------------------------------------------------------------
Percent to total loans                        1.39%          1.44%
================================================================================

  The allowance for loan losses was $32,044 at March 31, 1997, representing 1.39% of total loans, compared with $31,262 at December 31, 1996, which represented 1.37% of total loans. At March 31, 1996, the allowance for loan losses was $29,601 and represented 1.44% of total loans. Annualized net charge-offs to average loans was .35% during the first three months of 1997 compared to
 .29% for the same period of 1996. The provision for loan losses to average loans was .48% and .33% for the three months ended March 31, 1997 and 1996, respectively. The allowance for loan losses to non-performing loans was 165% at March 31, 1997, compared to 144% at December 31, 1996, and 145% at March 31, 1996.


                                        Page


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ASSET QUALITY, CONTINUED:
-------------------------

  Risk assets consist of non-performing loans, foreclosed properties and loans 90 days or more past due but accruing. Although these assets have more than a normal risk of loss, they will not necessarily result in a higher level of future charge-offs or losses.

  Non-performing loans consist of loans classified as troubled debt restructurings and loans on non-accrual status. As indicated in the following table, the Corporation's non-performing loans as of March 31, 1997, totaled $19,403, a decrease of $2,363 from December 31, 1996. The non-performing loans to total loans ratio was .84% on March 31, 1997, as compared to .96% on December 31, 1996, and 1.00% on March 31, 1996. Total risk assets equaled 1.09% of loan-related assets at March 31, 1997, compared to 1.20% at December 31, 1996. In addition to loans classified as risk assets, there were other loans totaling $4,879 at March 31, 1997, where the borrowers were experiencing difficulties and management is closely monitoring the borrowers' abilities to comply with payment terms. However, conditions at this time do not warrant classification as risk assets.

NON-PERFORMING AND RISK ASSETS
------------------------------------------------------------------------------------------
                                             MARCH 31,     DECEMBER 31,     MARCH 31,
                                               1997           1996            1996
 Non-accrual loans:
 Commercial, agricultural and tax exempt      $8,108         $10,112         $11,507
 Real estate mortgage                          7,750           8,437           4,250
 Consumer                                      2,110           1,960           3,666
                                           ----------       ----------      ----------
      Total non-accrual                       17,968          20,509          19,423

 Restructured loans                            1,435           1,257             984
                                           ----------       ----------      ----------
      Total non-performing loans              19,403          21,766          20,407

 Foreclosed properties                         1,914           1,721           2,954
                                           ----------       ----------      ----------
      Total non-performing assets             21,317          23,487          23,361

 90 days or more past due:
 Commercial, agricultural and tax exempt         651             267             433
 Real estate mortgage                          1,686           2,033           3,138
 Consumer                                      1,454           1,457           1,034
                                           ----------       ----------      ----------
      Total 90 days or more past due           3,791           3,757           4,605
                                           ----------       ----------      ----------
      Total risk assets                      $25,108         $27,244         $27,966
==========================================================================================

------------------------------------------------------------------------------------------
 Risk assets to loan-related assets             1.09%           1.20%           1.36%
==========================================================================================


                                         Page


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DEPOSITS AND OTHER SOURCES OF FUNDS
-----------------------------------

  Total deposits were $3,092,318 at March 31, 1997, compared to $3,114,730 and $2,875,885 at December 31, 1996, and March 31, 1996, respectively. Since December 31, 1996, non-interest bearing deposits, which were seasonally high at year-end, declined by $26,675 and interest bearing deposits increased by $4,263. Large certificates of deposits declined $24,666 during this period, as market rates changed and the Corporation replaced this funding source with less expensive short-term borrowings. Non-interest bearing deposits increased from March 31, 1996, by $13,081 while interest bearing deposits increased by $203,352. The mix of interest bearing deposits is continuing to shift to certificates of deposit as competitive pricing on these products modified customers' previous preferences of interest bearing checking and savings accounts.

  Securities sold under repurchase agreements are acquired in national markets as well as from the Corporation's commercial customers as part of a cash management service. Repurchase agreements, which play a key role in funding earning assets, were $522,464, $530,261 and $273,006 at March 31, 1997, December 31, 1996, and March 31, 1996, respectively. A portion of these repurchase agreements, acquired to fund certain fixed rate earning assets, is being hedged by interest rate caps.

  Long-term debt totaled $196,980 at March 31, 1997, compared to $176,730 at December 31, 1996, and $159,094 at March 31, 1996. Advances from the Federal Home Loan Bank accounted for $168,640 of total long-term debt at March 31, 1997.

INVESTMENT SECURITIES
---------------------

  Total investment securities available for sale and held to maturity represented 41.9% of earning assets at March 31, 1997, compared to 41.3% and 40.1% at December 31, 1996, and March 31, 1996, respectively. The portfolio has continued to shift toward investments in mortgage-backed securities, predominately underwritten to the standards of, and guaranteed by government sponsored enterprises. These securities generally yield 70-100 basis points more than comparable U.S. Treasury securities. Mortgage-backed securities differ from traditional debt securities in that they have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying mortgages. Prepayment rates generally can be expected to increase during periods of lower interest rates as the underlying mortgages are refinanced at lower market rates. Conversely, the average lives of these securities generally are extended as interest rates increase. The estimated average life of these securities and the overall portfolio was 4.1 years and 4.9 years, respectively, at March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  Liquidity is a measure of the Corporation's ability to meet its customers' present and future deposit withdrawals and/or increased loan demand without unduly penalizing earnings. The Corporation manages its liquidity needs through a coordinated asset/liability management program directed by the Funds Management and Investment Committee.


                                      Page


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED:
-------------------------------------------

  Liquidity is provided by projecting credit demand and other financial needs and then maintaining sufficient funding sources and assets readily convertible into cash to meet these requirements. The Corporation has provided for its liquidity needs by maintaining adequate balances in money market assets, through growth in core deposits, maturing loans and investments in its securities portfolio and by maintaining various short-term borrowing sources. At March 31, 1997, the Corporation had $261,022 in investment securities maturing within one year. The Corporation additionally has federal funds lines and other borrowing sources available to it and its subsidiary banks. Investment securities maturing within one year and unused borrowing sources are considered by management to provide adequate liquidity in view of projected needs. The Parent Company's liquidity is provided by dividends from its subsidiaries and a $20,000 bank line of credit of which $10,000 was being used at March 31, 1997.

  The Corporation continues to maintain a strong capital position which supports its current needs and provides a sound foundation to support further expansion. Total shareholders' equity at March 31, 1997, was $316,869, compared to $325,414 at December 31, 1996 and $309,136 at March 31, 1996. The decline in shareholders' equity from December 31, 1996 of $8,545 was primarily due to an $8,928 decline in the fair value of investment securities available for sale, net of taxes. Additionally, the Corporation purchased 214,972 shares of its stock at a cost of $8,417 during the first quarter of 1997. The Corporation and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their respective assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.
Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, that as of March 31, 1997, the Corporation and its banking subsidiaries met all capital adequacy requirements to which it was subject.


                                       Page


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED:
-------------------------------------------

  As of December 31, 1996, the most recent notification from regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the subsidiary banks' categories. The Corporation's actual and minimum required capital amounts and ratios as mandated by the regulators at March 31, 1997, include:


                                                                                    REQUIREMENTS TO BE
                                                                      MINIMUM           CLASSIFIED
                                                ACTUAL             REQUIREMENTS    AS "WELL CAPITALIZED"

                                           AMOUNT     RATIO      AMOUNT     RATIO     AMOUNT     RATIO

Total Capital to risk weighted assets     $335,633    13.13%    $204,521    8.00%    $255,651    10.00%

Tier 1 Capital to risk weighted assets     297,798    11.65%     102,260    4.00%     153,391     6.00%

Tier 1 Capital to average assets           297,798     7.15%     166,523    4.00%     208,154     5.00%
          (leverage ratio)

                                       Page


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                       NONE

ITEM 2.  CHANGES IN SECURITIES                                   NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     On April 22, 1997, the Corporation held its Annual Meeting of Shareholders. The election of directors was voted upon. There were 19,813,693 shares outstanding on the March 6, 1997, record date. The following directors received votes as noted and were elected to terms to expire in 2000:

                                       Affirmative               Withheld
                                       -----------               --------
          James J. Giancola            16,327,236                 56,275
          Robert L. Koch, II           16,322,091                 61,420
          Lawrence J. Kremer           16,244,192                139,319
          Paul G. Wade                 16,307,974                 75,537

     Continuing directors and the date of the expiration of their term in office is as follows:

                       1998                       1999
                       ----                       ----

                Burkley F. McCarthy         H. Lee Cooper
                Thomas W. Traylor           John D. Engelbrecht
                                            Robert K. Ruxer


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


                                      Page


                               CNB BANCSHARES, INC.
                                    FORM 10-Q


SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CNB Bancshares, Inc.
                                -----------------------------------------
                                             (Registrant)



Date  May 7, 1997           by  /s/ James J. Giancola
      ------------------        -----------------------------------------
                                James J. Giancola,
                                President and Chief Executive Officer



Date  May 7, 1997           by  /s/ Ralph L. Alley
      ------------------        -----------------------------------------
                                Ralph L. Alley, Senior Vice President,
                                Controller and Treasurer
                                (Principal Accounting Officer)


                                         Page


EXHIBIT INDEX



Reg. S-K
Exhibit No.              Description of Exhibit             Page
-----------              ----------------------             ----

    27                   Financial Data Schedule             24


                                      Page