Form 10-Q
period 1997-06-30
CNB BANCSHARES INC
filed 1997-08-08
CIK 724198

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934


                         FOR THE QUARTER PERIOD ENDED

                                 JUNE 30, 1997


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past  90  days.    Yes  X      No
                                                            -----       -----

     As of July 31, 1997, there were 19,446,578 outstanding shares, without par value, of the registrant.

Exhibit index is on page 22.

                                     INDEX

                                                                    Page No.
                                                                    --------

PART I.        Financial Information

 Item 1.         Financial Statements:

                 Consolidated Balance Sheet ........................     1

                 Consolidated Statement of Income ..................     2

                 Consolidated Condensed Statement of
                   Changes in Shareholders' Equity .................     3

                 Consolidated Statement of Cash Flows ..............     4

                 Notes to Consolidated Financial Statements ........   5-9

 Item 2.         Management's Discussion and Analysis of
                   Financial Condition and Results of Operations ... 10-19

PART II.       Other Information ...................................    20

Signatures .........................................................    21

Exhibit Index ......................................................    22

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS


                             CNB BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEET
                     (In thousands, except for share data)
                                  (Unaudited)



                                                                          JUNE 30,     DECEMBER 31,    JUNE 30,
                                                                            1997           1996          1996
                                                                         -----------  --------------  -----------
ASSETS
------
     Cash and due from banks                                             $  115,583   $     114,469   $  118,594
     Federal funds sold and other short-term money market investments         4,508          34,628       48,782
                                                                         -----------  --------------  -----------
        TOTAL CASH AND CASH EQUIVALENTS                                     120,091         149,097      167,376
     Real estate loans held for sale                                         10,466           6,457       76,150
     Investment securities available for sale                             1,421,910       1,379,872    1,290,893
     Investment securities held to maturity
        (Market value $244,383 at June 30, 1997, $249,150 at
           December 31, 1996, and $236,417 at June 30, 1996)                242,885         248,088      238,842
     Loans, net of unearned income                                        2,374,309       2,275,089    2,126,398
     Less:  Allowance for loan losses                                        32,910          31,262       30,372
                                                                         -----------  --------------  -----------
        NET LOANS                                                         2,341,399       2,243,827    2,096,026
     Premises and equipment                                                  73,707          71,468       71,014
     Intangible assets                                                       32,004          32,847       33,293
     Interest receivable                                                     29,677          30,863       31,060
     Other assets                                                            76,259          54,056       46,191
                                                                         -----------  --------------  -----------

           TOTAL ASSETS                                                  $4,348,398   $   4,216,575   $4,050,845
                                                                         ===========  ==============  ===========

LIABILITIES
-----------
     Deposits:
       Non-interest bearing                                              $  346,763   $     359,146   $  326,902
       Interest bearing                                                   2,739,617       2,755,584    2,647,455
                                                                         -----------  --------------  -----------
         TOTAL DEPOSITS                                                   3,086,380       3,114,730    2,974,357
     Securities sold under repurchase agreements                            610,720         530,261      445,124
     Federal funds purchased and other short-term borrowings                 72,908          29,608       80,095
     FHLB advances and other long-term debt                                 216,509         176,730      199,846
     Interest payable and other liabilities                                  36,107          39,832       34,393
                                                                         -----------  --------------  -----------
           TOTAL LIABILITIES                                              4,022,624       3,891,161    3,733,815

SHAREHOLDERS' EQUITY
--------------------
     Common stock, $1 stated value
       Shares authorized: 50,000,000
       Shares issued: 19,557,788 at June 30, 1997, 19,887,107 at
         December 31, 1996, and 19,023,958 at June 30, 1996                  19,558          19,887       19,024
     Capital surplus                                                        256,508         271,001      249,787
     Retained earnings                                                       50,865          35,779       54,029
     Net unrealized losses on investment securities available for sale       (1,157)         (1,253)      (5,810)
                                                                         -----------  --------------  -----------
           TOTAL SHAREHOLDERS' EQUITY                                       325,774         325,414      317,030
                                                                         -----------  --------------  -----------

           TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                      $4,348,398   $   4,216,575   $4,050,845
                                                                         ===========  ==============  ===========

See notes to consolidated financial statements.


                             CNB BANCSHARES, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                     (In thousands, except for share data)
                                  (Unaudited)



                                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                      JUNE 30,                         JUNE 30,
                                                               1997             1996            1997            1996
                                                      -------------------  -----------  -----------------  -----------
INTEREST INCOME
    Loans, including fees:
        Taxable                                       $            54,125  $    48,937  $         106,050  $    95,474
        Tax exempt                                                    409          365                778          747
    Real estate loans held for sale                                   197          230                291        3,462
    Investment securities:
        Taxable                                                    25,502       22,729             50,229       41,767
        Tax exempt                                                  2,781        2,067              5,422        3,814
    Federal funds sold and other short-term
        money market investments                                      253          556                508        1,230
                                                      -------------------  -----------  -----------------  -----------
                Total interest income                              83,267       74,884            163,278      146,494

INTEREST EXPENSE
    Deposits                                                       32,004       29,558             63,569       59,268
    Short-term borrowings                                           8,287        5,672             15,580        9,965
    FHLB advances and other long-term debt                          3,117        2,741              5,870        5,191
                                                      -------------------  -----------  -----------------  -----------
                Total interest expense                             43,408       37,971             85,019       74,424
                                                      -------------------  -----------  -----------------  -----------
NET INTEREST INCOME                                                39,859       36,913             78,259       72,070
Provision for loan losses                                           3,221        2,045              5,979        3,707
                                                      -------------------  -----------  -----------------  -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                36,638       34,868             72,280       68,363
NON-INTEREST INCOME
    Service charges on deposit accounts                             3,544        3,128              6,707        5,953
    Insurance premiums and commissions                              2,182        1,887              4,229        3,877
    Trust and plan administration fees                              2,133        1,555              4,128        2,964
    Credit card and other non-interest fees on loans                1,476        1,412              2,696        2,509
    Mortgage banking revenue                                        1,269        1,229              2,382        5,041
    Investment products fees                                          906          820              1,736        1,903
    Net securities gains                                              181          162                505          568
    Other                                                           3,035        1,559              5,489        2,973
                                                      -------------------  -----------  -----------------  -----------
                Total non-interest income                          14,726       11,752             27,872       25,788
                                                      -------------------  -----------  -----------------  -----------
NON-INTEREST EXPENSE
    Salaries and employee benefits                                 17,933       16,163             35,278       31,958
    Data processing and other services                              3,046        3,055              5,977        6,009
    Occupancy                                                       2,277        2,126              4,549        4,226
    Equipment                                                       1,963        1,858              3,848        3,598
    Advertising and promotion                                         971        1,138              1,948        2,308
    Professional fees                                               1,111          793              2,085        1,728
    Printing and supplies                                             845          944              1,795        1,837
    Postage and freight                                               835          863              1,712        1,876
    Other                                                           4,251        4,075              7,367        9,598
                                                      -------------------  -----------  -----------------  -----------
                Total non-interest expense                         33,232       31,015             64,559       63,138
                                                      -------------------  -----------  -----------------  -----------
INCOME BEFORE INCOME TAXES                                         18,132       15,605             35,593       31,013
Income taxes                                                        6,066        5,465             11,975       11,029
                                                      -------------------  -----------  -----------------  -----------
NET INCOME                                            $            12,066  $    10,140  $          23,618  $    19,984
                                                      ===================  ===========  =================  ===========

NET INCOME PER SHARE                                  $              0.61  $      0.51  $            1.19  $      1.01
                                                      ===================  ===========  =================  ===========

AVERAGE COMMON AND EQUIVALENT SHARES OUTSTANDING               19,825,795   19,886,088         19,925,075   19,774,467
                                                      ===================  ===========  =================  ===========

See notes to consolidated financial statements.


                              CNB BANCSHARES, INC.
      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)
                                  (Unaudited)


                                                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                     JUNE 30,                JUNE 30,
                                                                 1997       1996          1997       1996
                                                              ---------  ---------     ---------  ---------

BEGINNING BALANCE                                             $316,869   $309,136      $325,414   $311,331
   Net income                                                   12,066     10,140        23,618     19,984
   Cash dividends declared                                      (4,331)    (3,774)       (8,533)    (7,527)
   Issuance of common stock for:
        Dividend reinvestment plan                                 868        873         1,817      1,796
        Stock options exercised                                    166        555           524        718
        Exercise and conversion of stock purchase
            contracts and debentures                               238        290           381        352
        Acquisitions                                                        6,286                    6,286
        Other                                                                                          196
   Purchase and retirement of common stock                      (9,126)    (2,633)      (17,543)    (6,579)
   Change in unrealized gains/losses on
      investment securities available for sale                   9,024     (3,843)           96     (9,527)
                                                              ---------  ---------     ---------  ---------
ENDING BALANCE                                                $325,774   $317,030      $325,774   $317,030
                                                              =========  =========     =========  =========

See notes to consolidated financial statements.


                             CNB BANCSHARES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                                                 SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                                1997            1996
                                                                                         ------------------  ----------
OPERATING ACTIVITIES:
      Net income                                                                         $          23,618   $  19,984
      Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                                            6,398       6,758
            Provision for loan losses                                                                5,979       3,707
            Amortization of premiums and discounts on securities                                     1,604         871
            Net gains on securities                                                                   (505)       (568)
            Loans originated for sale                                                              (50,174)    (38,461)
            Proceeds from sale of loans                                                             46,165      44,616
            Increase in interest receivable and other assets, net of amortization                  (20,331)    (10,463)
            Increase (decrease) in interest payable and other liabilities                           (3,725)        857
                                                                                         ------------------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                            9,029      27,301
                                                                                         ------------------  ----------

INVESTING ACTIVITIES:
      Cash and cash equivalents of subsidiaries acquired, net of purchase price                                  2,869
      Proceeds from the maturity of investment securities available for sale                        85,457     149,274
      Proceeds from the sale of investment securities available for sale                           309,622     193,582
      Purchase of investment securities available for sale                                        (437,847)   (464,529)
      Proceeds from the maturity of investment securities held to maturity                           4,977       6,663
      Purchase of investment securities held to maturity                                                       (36,015)
      Net increase in loans                                                                       (105,238)    (94,418)
      Purchase of premises and equipment                                                            (5,879)     (5,750)
                                                                                         ------------------  ----------
NET CASH USED BY INVESTING ACTIVITIES                                                             (148,908)   (248,324)
                                                                                         ------------------  ----------

FINANCING ACTIVITIES:
      Net increase (decrease) in deposits                                                          (28,642)     18,481
      Net increase in short-term borrowings                                                        123,080     170,667
      Payment and maturity of long-term debt                                                       (72,069)     (9,178)
      Proceeds of long-term borrowings                                                             112,239      51,200
      Cash dividends paid                                                                           (8,533)     (7,527)
      Proceeds from common stock issued for dividend reinvestment plan                               1,817       1,796
      Proceeds from exercise of stock options                                                          524         718
      Purchase and retirement of common stock                                                      (17,543)     (6,579)
                                                                                         ------------------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                          110,873     219,578
                                                                                         ------------------  ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                          (29,006)     (1,445)

CASH AND CASH EQUIVALENTS AT JANUARY 1,                                                            149,097     168,821
                                                                                         ------------------  ----------

CASH AND CASH EQUIVALENTS AT JUNE 30,                                                    $         120,091   $ 167,376
                                                                                         ==================  ==========

Supplemental disclosure:
      Cash paid for:
            Interest                                                                     $          83,399   $  74,094
            Income taxes                                                                            12,663      12,383
      Non-cash investing and financing activities:
            Common stock issued for acquisitions                                                                 6,286
            Stock issued in exchange of debentures and equity contracts
                 and pursuant to employee benefit plans                                                400         562

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

NOTE 2:  BUSINESS COMBINATIONS

     On February 14, 1997, the Corporation issued 718,867 shares of its common stock in exchange for all of the outstanding shares of BMC Bancshares, Inc.,
(BMC) parent company for Bank of Mt. Carmel, Mt. Carmel, Illinois. The acquisition was accounted for under the pooling of interests method of accounting and, accordingly, all financial data of the Corporation for prior periods has been restated to include the financial position and operating results of this acquisition. At the date of acquisition, BMC had total assets and shareholders' equity of $100,041 and $13,583, respectively.

NOTE 3:  INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY



                                                     GROSS        GROSS
                                      AMORTIZED   UNREALIZED    UNREALIZED     MARKET
                                         COST        GAINS        LOSSES       VALUE
Available for Sale at June 30, 1997:
 U.S. Treasury                        $    1,002  $         4                $    1,006
 Federal agencies:
   Bonds and notes                       236,443          583  $      (641)     236,385
   Mortgage-backed securities          1,010,197        3,313       (5,517)   1,007,993
 State and municipal                      65,004        1,417          (90)      66,331
 Collateralized mortgage obligations      84,270          582       (1,677)      83,175
 Other securities                         26,945          197         (122)      27,020
---------------------------------------------------------------------------------------
     Total                            $1,423,861  $     6,096  $    (8,047)  $1,421,910
=======================================================================================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 3:  INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY,
CONTINUED:



                                                     GROSS        GROSS
                                      AMORTIZED   UNREALIZED    UNREALIZED    MARKET
                                         COST        GAINS        LOSSES      VALUE
Held to Maturity at June 30, 1997:
 Federal agencies:
   Mortgage-backed securities         $   73,834  $       107  $    (1,775)  $ 72,166
 State and municipal                     139,827        3,799         (400)   143,226
 Collateralized mortgage obligations      29,224                      (233)    28,991
-------------------------------------------------------------------------------------
     Total                            $  242,885  $     3,906  $    (2,408)  $244,383
=====================================================================================


     The amortized cost and estimated market value of investment securities at June 30, 1997, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.




                                                   AVAILABLE FOR SALE              HELD TO MATURITY
                                              AMORTIZED            MARKET        AMORTIZED    MARKET
                                                COST                VALUE           COST      VALUE
Maturity distribution
 at June 30, 1997:
   Due in one year or less                 $           6,298  $           6,349  $      570  $    574
   Due after one year through five years             180,782            180,985      22,300    22,936
   Due after five years through ten years             77,429             77,690      44,602    45,685
   Due after ten years                                38,444             39,191      72,355    74,031
   Mortgage-backed securities                      1,010,197          1,007,993      73,834    72,166
   Collateralized mortgage obligations                84,270             83,175      29,224    28,991
-----------------------------------------------------------------------------------------------------
       Total debt securities                       1,397,420          1,395,383     242,885   244,383
   Equity securities                                  26,441             26,527
-----------------------------------------------------------------------------------------------------
       Total                                 $     1,423,861  $       1,421,910  $  242,885  $244,383
=====================================================================================================


     Proceeds from sales of investment securities available for sale during the six months ended June 30, 1997, were $309,622. Gross gains and losses realized on those sales were $1,283 and $778, respectively.

NOTE 4:  IMPAIRED  LOANS

     At June 30, 1997, impaired loans totaled $15,090. An allowance for loan losses of $1,136 was recorded for impaired loans totaling $7,670. At December 31, 1996, impaired loans totaled $18,172. An allowance of $1,653 was recorded for impaired loans totaling $7,420. The average balance for impaired loans was $14,593 for the six months ended June 30, 1997.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 5:  INTEREST RATE CONTRACTS

     Through the purchase of interest rate cap agreements (caps), the Corporation has reduced the impact of increased interest rates on its costs to acquire certain deposits, repurchase agreements and long-term borrowings being hedged. These caps entitle the Corporation to receive periodic payments from counterparties based upon the notional amount of the caps and the excess of the index rate over the strike price. Amortization of premiums paid for interest rate caps totaled $980 and $647 for the six months ended June 30, 1997 and 1996, respectively. This expense was offset by counterparty reimbursements of $207 and $398 for the six months ended June 30, 1997 and 1996, respectively.

     At June 30, 1997, the notional amount of the interest rate caps was $290,000. The caps are indexed to LIBOR with contract strike prices ranging from 5.50% to 6.00% and mature through the third quarter of 1999. The carrying value and estimated market value of the caps at June 30, 1997, was $2,481 and $1,711, respectively.

     The Corporation has entered into interest rate swaps as a hedge against certain long-term borrowings to manage its interest rate sensitivity. The contracts represent an exchange of interest payments and the underlying principal balances of the liabilities are not affected. At June 30, 1997, the Corporation had swaps with a notional value of $55,000. The agreements require the Corporation to pay a fixed rate of interest ranging from 5.77% to 6.12% and receive a variable rate based on three-month LIBOR. The agreements terminate on or prior to January 12, 2001. The Corporation paid $1,648 while receiving $1,549 from these agreements during the six months ended June 30, 1997.

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

     At June 30, 1997, option forward contracts, if exercised, committed the Corporation to sell $80,000 par value of mortgage-backed securities available for sale at prices not less than their carrying values during the third quarter of 1997. Fees received from these contracts have been deferred until expiration, termination or exercise of the contract.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 6:  LONG-TERM DEBT


                                                                JUNE 30,   DECEMBER 31,   JUNE 30,
                                                                  1997         1996         1996
                                                                ---------  -------------  ---------

Parent Company:
  Convertible subordinated debentures, 7.50%, redemptions of
    $1,125 annually beginning in 2001, balance due 2011         $   5,629  $       6,029  $   6,262

  Redeemable subordinated debentures, 9.50%, redeemed August
    1996                                                                                      2,187

  Notes payable, unsecured:
    9.81%, payable $600 annually through 1996, balance due in
    1997                                                            2,400          2,400      3,000

    Variable rate adjusted with changes in LIBOR, payable $250 quarterly through 2000 (6.29%, 6.16% and 6.04% at
      June 30, 1997, December 31, 1996, and June 30, 1996,
      respectively)                                                 4,000          4,500      5,000

    Variable rate adjusted with changes in LIBOR, due 1997
      (6.29% and 6.04% at June 30, 1997, and
      June 30, 1996, respectively)                                 15,000                    12,200

Subsidiaries:
  Federal Home Loan Bank advances, due at various dates
    through 2016 (weighted average rates of 5.77%, 5.56%
    and 5.54% at June 30, 1997, December 31, 1996 and
    June 30, 1996, respectively)                                  183,640        158,640    147,840

  Notes payable, revolving credit agreement, secured by finance receivables, variable rate adjusted with changes in LIBOR
    (6.10% at June 30, 1996, paid in October 1996)                                           18,247

Other, including capitalized leases                                 5,840          5,161      5,110
---------------------------------------------------------------------------------------------------
Total                                                           $ 216,509  $     176,730  $ 199,846
===================================================================================================


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

     The application of this standard would have resulted in earnings per share as follows:



                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                       JUNE 30,                    JUNE 30,
                                                1997             1996          1997          1996
                                           --------------   -------------  ------------  ------------
Proforma basic net income per share        $       .62      $       .51    $     1.20    $     1.02
Proforma diluted net income per share              .60              .50          1.17          1.00
Reported net income per share                      .61              .51          1.19          1.01


NOTE 8:  NEW ACCOUNTING STANDARDS


     The Financial Accounting Standards Board has issued Statement No. 130, " Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. In addition, the
Financial Accounting Standards Board has issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for disclosing information about operating segments in interim and annual financial statements. The Corporation will comply with the new disclosure requirements beginning in 1998. The application of the new rules will not have a material impact on the Corporation's financial condition or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except for share data)


OVERVIEW
--------

     Net income for the three months ended June 30, 1997, was $12,066, an increase of 19.0% over the $10,140 earned in the same period of 1996. Net income per share increased 19.6% to $.61 for the three months ended June 30, 1997, compared to $.51 for the three months ended June 30, 1996. Net income for the first six months of 1997 was $23,618 compared to $19,984 earned in the same period of 1996, an increase of 18.2%. Net income per share was $1.19 and $1.01 for the six months ended June 30, 1997 and 1996, respectively. The increased earnings was primarily due to growth in earning assets and non-interest income. Net interest income increased $6,189, or 8.6%, over the first six months of 1996 due to growth in earning assets of 11.9%. The net interest margin, however, declined from 4.15% for the first half of 1996 to 4.06% for the first half of 1997, primarily due to reduced loan yields coupled with an increase in its cost of funds.

     Net income of $12,066 for the second quarter of 1997 increased over 1997 first quarter results of $11,552. Net income per share was $.61 for the second quarter of 1997 compared to $.58 for the first quarter 1997.

     The Corporation's total assets at June 30, 1997, were $4,348,398, which were $131,823 greater than the $4,216,575 at December 31, 1996, and $297,553, or 7.3%, greater than total assets at June 30, 1996. Total loans of $2,374,309 at June 30, 1997, increased from $2,275,089 at December 31, 1996, and  from  $2,126,398  one  year  ago.

     Annualized returns on average assets and average shareholders' equity for the six months ended June 30, 1997, were 1.11% and 14.64%, respectively, compared with 1.05% and 12.86% for the same period of 1996. For the quarter ended June 30, 1997, annualized returns on average assets and average shareholders' equity were 1.12% and 15.00%, respectively, compared to 1.04% and 12.88% in the second quarter of 1996.

     Cash dividends of $.22 per share were declared during the second quarter of 1997 representing an increase of 10% compared with $.20 per share during the same period of 1996. For the six months ended June 30, 1997 and 1996, total dividends declared were $8,533 and $7,527, respectively.

NET INTEREST INCOME
---------------------

     Net interest income is the Corporation's largest component of income and represents the difference between interest and fees earned on loans and investments and the interest paid on interest bearing liabilities. Net interest income was $78,259 for the six months ended June 30, 1997, compared with $72,070 for the same period in 1996. Net interest income for the most recent quarter was $39,859 compared to $36,913 for the three months ended June 30, 1996. The increased net interest income was the result of a 10.2% and 11.9% increase in average earning assets on a quarter and year-to-date basis, respectively, compared to 1996 periods, partially offset by a decline in the net interest margin over the same periods. Net interest income for the most recent quarter was $1,459 greater than the $38,400 recorded in the first quarter of 1997 due to the effects of an improved net interest margin coupled with a $93.9 million increase in average earning assets.

     The net interest margin is a percentage computed by dividing net interest income on a fully taxable equivalent basis ("FTE") by average earning assets and represents a measure of basic earnings on interest bearing assets held by the Corporation. The annualized net interest margins were 4.06% and 4.15%, respectively, for the six months ended June 30, 1997 and 1996. Average earning assets for the six months ended June 30, 1997, increased to $3,999,482 from $3,573,571 for the same period in 1996. Average loans increased $247 million to $2,316,922

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NET INTEREST INCOME, CONTINUED
---------------------------------

for the first half of 1997 compared to 1996 and represented 57.9% of earning assets in both periods. Average investment securities increased $286 million during the first six months of 1997 compared to 1996 and represented 41.4% and 38.4% of earning assets for similar periods of 1997 and 1996, respectively. The securitization of $235 million of residential mortgage loans during 1996 accounted for a significant portion of the increase in the investment portfolio.

NET INTEREST MARGIN
--------------------------------------------------------------------

                                                   SIX MONTHS ENDED
                                                  JUNE 30,   JUNE 30,
                                                    1997       1996
Yields (FTE)
 Loans                                              9.25%      9.33%
 Securities                                         7.01       6.90
 Other earning assets                               6.59       7.16
                                                   ------     ------
   Total earning assets                             8.31       8.32

Cost of funds
 Interest bearing deposits                          4.63       4.60
 Other interest bearing liabilities                 5.39       5.41
                                                   ------     ------
   Total interest bearing liabilities               4.81       4.75
                                                   ------     ------
   Total interest expense to earning assets         4.25       4.17
--------------------------------------------------------------------
Net interest margin                                 4.06%      4.15%
====================================================================


     The decline in the net interest margin from the first six months of 1996 was primarily due to an increased cost of funds. Interest expense as a percentage of earning assets increased by 8 basis points from 4.17% to 4.25% from the first half of 1996 to the first half of 1997, respectively, due to more competitive pricing and a shift in the funding mix to marginally higher-costing funds. Interest income as a percentage of earning assets decreased 1 basis point to 8.31% during the first six months of 1997 compared to 8.32% during the same period one year prior. Yields on loans declined 8 basis points to 9.25% during this period as a result of more competitive pricing. The yield on investment securities increased from 6.90% for the first half of 1996 to 7.01% for the first half of 1997.

     An ongoing objective of the Corporation's asset/liability management policy is to match rate-adjustable assets and liabilities at similar maturity horizons so that changes in interest rates will not result in wide fluctuations in net interest income. The rate sensitivity position is computed for various repricing intervals by calculating rate sensitivity gaps. The Corporation had a cumulative one-year negative gap on June 30, 1997, of $152,078 which represented 3.8% of the $4,054,078 in earning assets at that date. Net interest income at financial institutions with negative gaps tends to decrease in periods of rising interest rates and increase as interest rates decline. Management also utilizes a simulation model to measure the Corporation's net interest income volatility to changes in the level of interest rates, interest rate spreads, the shape of the yield curve and changing product growth patterns and investment strategies. Results of the simulation model indicate that the Corporation's net interest income would be affected by approximately 2.00% or less should interest rates increase or decrease by up to 200 basis points.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NON-INTEREST INCOME
--------------------

     During the first six months of 1997, non-interest income was $27,872 compared to $25,788 reported for the same period in 1996. The first quarter of 1996 included net gains of $2,578 from the securitization of residential mortgage loans. Net securities gains of $505 were recorded during the first six months of 1997 compared to $568 for the same period of 1996. Excluding net loan securitization and securities gains, non-interest income for the six months ended June 30, 1997, totaled $27,367, which represented an increase of 20.9% compared to the same period of 1996. Second quarter 1997 non-interest income was $1,580 greater than first quarter 1997 and $2,974 greater than the 1996 second quarter. Improvements were broad based as all non-interest categories increased from second quarter 1996 and first quarter 1997.

NON-INTEREST INCOME
----------------------------------------------------------------------------------

                                                     SIX MONTHS ENDED
                                                         JUNE 30,           INCREASE
                                                     1997       1996       (DECREASE)
Service charges on deposit accounts               $  6,707    $ 5,953      $   754
Insurance premiums and commissions                   4,229      3,877          352
Trust and plan administration fees                   4,128      2,964        1,164
Credit card and other non-interest fees on loans     2,696      2,509          187
Mortgage banking revenue                             2,382      5,041       (2,659)
Investment products fees                             1,736      1,903         (167)
Net securities gains                                   505        568          (63)
Other                                                5,489      2,973        2,516
----------------------------------------------------------------------------------
  Total non-interest income                       $ 27,872    $25,788      $ 2,084
==================================================================================


     Service charges on deposit accounts increased $754 or 12.7% due to increased volumes and improved efforts to collect a greater percentage of assessed fees. Insurance commissions increased $352 for the six months ended June 30, 1997, compared to 1996. Income from the sale of credit life and disability insurance offered by the Corporation's banking subsidiaries increased $178 or 10.4% due to improved sales penetration to new loan customers. Casualty insurance premiums increased $207 or 11.6%. Profit sharing bonuses received from insurance underwriters during the first half of 1997, which are experience related and associated with policies written during the prior year, were $56 less than payments received in 1996. Trust and plan administration fees increased $1,164 or 39.3% compared to the first six months of 1996 primarily due to increased benefit plan administration fees of $932 resulting from the May 31, 1996 purchase of Small Parker & Blossom. Credit card and other non-interest fees on loans increased $187 during the first six months of 1997 compared to 1996 primarily due to increased merchant credit card transaction volumes. Merchant transactions generated revenues of $1,645 during the first six months of 1997 compared to $1,462 for the same period one year ago. This was partially offset by reduced retail credit card revenues due to the sale of the portfolio. During the second quarter of 1997 the Corporation entered into a joint marketing arrangement with a leading national credit card issuer which included the sale of its $31 million credit card portfolio. The Corporation will continue to receive a portion of future credit card revenues generated from its customers without any credit risk associated with the outstanding

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NON-INTEREST INCOME, CONTINUED
--------------------------------

balances. Mortgage banking revenues declined by $2,659 during the first six months of 1997 compared to the same period of 1996. The Corporation securitized $162 million of residential mortgage loans during the first quarter of 1996 resulting in net gains of $2,578. Mortgage banking revenue was $1,269 for the second quarter of 1997 compared to $1,229 for the second quarter of 1996 and $1,113 for the first quarter of 1997. Investment products fees decreased 8.8% to $1,736 for the first half of 1997 due to decreased brokered certificates of deposit, annuity and mutual fund sales activity. Sales volume increased during the second quarter of 1997, resulting in revenues of $906 compared to $830 for the first quarter of 1997 and $820 for the second quarter of 1996. Other income increased to $5,489 during the six months ended June 30, 1997, from $2,973 for the comparable period of 1996. The Corporation recorded a gain of $646 during the second quarter of 1997 from the sale of its credit card portfolio, as previously discussed. The remaining increase is due in part to increased revenues of $190 from net trading account gains, $123 from the expiration of interest rate option contracts, $934 from a corporate-owned life insurance program and $361 from non-customer ATM access fees, a new revenue source beginning in May 1996.

NON-INTEREST EXPENSE
---------------------

     Non-interest expense, which includes personnel, occupancy costs, equipment and other operating expenses was $64,559 for the six months ended June 30, 1997, compared to $63,138 for the same period of 1996, an increase of 2.3%. Non-recurring charges of $2.3 million, primarily related to office closures, were included in non-interest expenses for the first quarter of 1996. Excluding these charges, non-interest expenses increased $3,704 or 6.1% from the six months ended June 30, 1996.

NON-INTEREST EXPENSE
------------------------------------------------------------------------------

                                              SIX MONTHS ENDED
                                                  JUNE 30,            INCREASE
                                             1997          1996      (DECREASE)
Salaries and employee benefits           $   35,278    $   31,958    $   3,320
Data processing and other services            5,977         6,009          (32)
Occupancy                                     4,549         4,226          323
Equipment                                     3,848         3,598          250
Advertising and promotion                     1,948         2,308         (360)
Professional fees                             2,085         1,728          357
Printing and supplies                         1,795         1,837          (42)
Postage and freight                           1,712         1,876         (164)
Other                                         7,367         9,598       (2,231)
-------------------------------------------------------------------------------
  Total non-interest expense             $   64,559    $   63,138  $     1,421
===============================================================================


     Salaries and employee benefits increased $3,320 or 10.4% for the six month period in 1997 over 1996. Performance-based incentives and commissions increased $1,289 to $2,328 during the first half of 1997 and represented 6.6% of salaries and employee benefits expense compared to 3.3% for the same period of 1996. The Corporation continues to emphasize performance-based awards tied to net income per share and sales of fee-based services. A portion of the salary expense increase is due to increased staff from May 1996 acquisitions where prior periods were not restated, including DuQuoin Bancorp, Small Parker & Blossom and Money One. The remaining increase is generally due to normal salary increases and related expenses associated with increased

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NON-INTEREST EXPENSE, CONTINUED
---------------------------------

business activity. Occupancy and equipment expenses increased 7.6% and 6.9%, respectively, during the first six months of 1997 as the Corporation was operating additional finance offices and two new non-banking subsidiaries during 1997 compared to 1996. Reduced credit card promotions resulted in a reduction in advertising expense of $360 or 15.6% from one year ago. Management chose not to offer any significant credit card solicitations in light of the pending sale of its portfolio, which became effective May 30, as previously discussed and the increase in credit card delinquencies experienced nationally by the credit card industry. Professional fees increased $357 during the first half of 1997 compared to the same period one year ago due to increased legal fees and fees in lieu of salaries as certain staff functions have been outsourced. Postage and freight expense decreased $164 or 8.7% during the six months ended June 30, 1997, compared to the same period one year ago due to cost benefits associated with additional centralization. Other expenses decreased $2,231 during the first six months of 1997 compared to the same period of 1996. One-time charges of $1,983 related to the closure of five offices recorded during first quarter 1996 accounted for most of the decrease. FDIC assessments decreased $1,085 during the six months ended June 30, 1997, compared to the same period of 1996 as a result of assessment rate modifications approved in September 1996. Operating expenses as a percentage of revenues, commonly referred to as the efficiency ratio, improved from 63% during the first six months of 1996 to 59% during the first six months of 1997.

INCOME TAX EXPENSE
--------------------

     Income tax expense was $11,975 for the six months ended June 30, 1997, compared with $11,029 for the same period in 1996. The effective tax rate was 33.6% and 35.6% for the six months ended June 30, 1997 and 1996, respectively. The decline in the effective tax rate is attributable to an increase in income from tax exempt sources, including municipal investments and corporate owned-life insurance. Tax exempt interest income from municipal securities increased $1,608 during the first six months of 1997 as additional investments were made. Investments in corporate-owned life insurance policies on certain officers generated $934 of additional income during the first half of 1997 compared to the same period one year ago.

LOANS
-----

     Loans  were  $2,374,309  at  June  30,  1997,  compared  to $2,275,089 at
December 31, 1996, and $2,126,398 at June 30, 1996. The loan portfolio increased $99,220 or 8.7% annualized from year-end 1996 and $247,911 or 11.7% from one year ago. The May 30, sale of the $31 million credit card portfolio resulted in a decline in outstanding consumer loans at June 30, 1997, compared to year-end 1996. Growth was experienced in all other loan categories during the second quarter of 1997 compared to year-end 1996 and one year prior and the mix of the loan portfolio remained relatively constant over the last twelve months.

      Commercial loans increased to $711,050 at June 30, 1997, compared to $679,609 at December 31, 1996 and $622,694 at June 30, 1996. Commercial loans accounted for 29.9% of the loan portfolio at June 30, 1997 compared to 29.3% at June 30, 1996.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LOANS, CONTINUED
-----------------

LOANS OUTSTANDING
-----------------------------------------------------------------------------------------------

                                                           JUNE 30,   DECEMBER 31,    JUNE 30,
                                                             1997         1996          1996
Commercial, industrial and agricultural
 production loans                                         $  711,050  $     679,609  $  622,694
Tax exempt loans                                              24,896         21,756      21,042
Real estate mortgage loans:
 Commercial and agricultural                                 210,223        171,715     147,286
 Construction                                                 79,691         67,679      60,675
 Residential                                                 759,167        740,647     703,743
Consumer loans                                               589,282        593,683     570,958
-----------------------------------------------------------------------------------------------
 Total loans                                              $2,374,309  $   2,275,089  $2,126,398
===============================================================================================


     Real estate mortgage loans, which consist of residential, commercial and agricultural loans secured by real estate and construction loans, totaled $1,049,081 at June 30, 1997, compared to $911,704 one year prior. Residential mortgage loans increased $18,520 or 2.5% from year-end and $55,424 from one year ago. Approximately $73 million of adjustable rate loans were securitized during the third quarter of 1996. Residential mortgage loans were 32.0% of total loans at June 30, 1997, compared to 33.1% one year prior. Demand for new residential mortgage loans remained strong throughout most of 1996 and during the second quarter of 1997 but the Corporation sold a significant portion of that production. The Corporation originated $52 million of residential mortgage loans in the first quarter of 1997 and $77 million in the second quarter. Current asset-liability management policy dictates that most adjustable rate and fixed rate loans with original maturities exceeding 15 years are sold in the secondary market or securitized. Fixed rate balloon and 15-year mortgage loans may be sold, securitized and held in the investment portfolio or held in the loan portfolio, depending on market conditions at the time the loan is originated. While the Corporation may sell certain loans in the secondary market, servicing rights are generally retained. At June 30, 1997, $851,154 of residential mortgage loans originated by the Corporation's banks and subsequently sold in the secondary market were being serviced. In addition to residential real estate mortgages reported as loans, the Corporation held $10,466, $6,457 and $76,150 of real estate loans for sale at June 30, 1997, December 31, 1996, and June 30, 1996, respectively. These loans were $76,150 at June 30, 1996.

     Consumer loans, which include installment, home equity and credit card loans, decreased $4,401 from December 31, 1996, and increased $18,324 from one year ago. As previously mentioned, the Corporation sold its credit card portfolio effective May 30. These loans totaled $34,523 at December 31, 1996, and $34,474 at June 30, 1996. Excluding credit card loans, consumer loans increased $30,122 and $52,798 from December 31, 1996, and June 30, 1996, respectively. Of this increase from one year ago, $19.2 million is the result of 1996 acquisitions. Installment loan balances have continued to increase during 1997 primarily due to indirect automobile loans. Direct installment loan activity was promoted more heavily during the second quarter and increased $5,532 or 4.1% annualized from year-end 1996. Home equity and other lines of credit outstandings increased $7,640 and $20,527 from year-end 1996 and one year ago, respectively.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LOANS, CONTINUED
-----------------

     The Corporation's loan portfolio contains no loans to foreign governments, foreign enterprises, foreign operations of domestic companies, nor any concentrations to borrowers engaged in the same or similar industries that exceed 10% of total loans.

ASSET QUALITY
--------------

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

SUMMARY OF ALLOWANCE FOR LOAN LOSSES
-----------------------------------------------------------------------------

                                                     SIX MONTHS ENDED
                                                         JUNE 30,
                                                     1997        1996
Beginning balance                                $  31,262   $  29,406
Allowance of subsidiaries at acquisition date                    1,872
Provision for loan losses                            5,979       3,707
 Loans charged-off                                  (5,415)     (6,288)
 Recoveries                                          1,084       1,675
-----------------------------------------------------------------------------
Ending balance                                   $  32,910   $  30,372
=============================================================================

-----------------------------------------------------------------------------
Percent to total loans                                1.39%       1.43%
=============================================================================


     The allowance for loan losses was $32,910 at June 30, 1997, representing 1.39% of total loans, compared with $31,262 at December 31, 1996, which represented 1.37% of total loans. At June 30, 1996, the allowance for loan losses was $30,372 and represented 1.43% of total loans. Annualized net charge-offs to average loans was .37% during the first six months of 1997 compared to .45% for the same period of 1996. The provision for loan losses to average loans was .52% and .36% for the six months ended June 30, 1997 and 1996, respectively. The allowance for loan losses to non-performing loans was 173% at June 30, 1997, compared to 144% at December 31, 1996, and 157% at June 30, 1996.

     Risk assets consist of non-performing loans, foreclosed properties and loans 90 days or more past due but accruing. Although these assets have more than a normal risk of loss, they will not necessarily result in a higher level of future charge-offs or losses.

     Non-performing loans consist of loans classified as troubled debt restructurings and loans on non-accrual status. As indicated in the following table, the Corporation's non-performing loans as of June 30, 1997, totaled $19,044, a decrease of $2,722 from December 31, 1996. The non-performing loans to total loans ratio was .80% on June 30, 1997, as compared to .96% on
December  31,  1996,  and  .91%  on  June  30,  1996.    Total  risk  assets

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


ASSET QUALITY, CONTINUED
------------------------

equaled 1.02% of loan-related assets at June 30, 1997, compared to 1.20% at December 31, 1996. In addition to loans classified as risk assets, there were other loans totaling $7,668 at June 30, 1997, where the borrowers were experiencing difficulties and management is closely monitoring the borrowers' abilities to comply with payment terms. However, conditions at this time do not warrant classification as risk assets.

NON-PERFORMING AND RISK ASSETS
--------------------------------------------------------------------------------

                                           JUNE 30,    DECEMBER 31,    JUNE 30,
                                             1997          1996          1996
 Non-accrual loans:
 Commercial, agricultural and tax exempt  $   8,666   $      10,112   $  10,450
 Real estate mortgage                         7,830           8,437       5,926
 Consumer                                     1,408           1,960       1,616
                                          ----------  --------------  ----------
      Total non-accrual                      17,904          20,509      17,992

 Restructured loans                           1,140           1,257       1,323
                                          ----------  --------------  ----------

      Total non-performing loans             19,044          21,766      19,315

 Foreclosed properties                        2,048           1,721       3,193
                                          ----------  --------------  ----------

      Total non-performing assets            21,092          23,487      22,508

 90 days or more past due:
 Commercial, agricultural and tax exempt        499             267       1,429
 Real estate mortgage                         1,255           2,033       1,707
 Consumer                                     1,401           1,457       1,906
                                          ----------  --------------  ----------
      Total 90 days or more past due          3,155           3,757       5,042
                                          ----------  --------------  ----------

      Total risk assets                   $  24,247   $      27,244   $  27,550
 ===============================================================================

 -------------------------------------------------------------------------------
 Risk assets to loan-related assets            1.02%           1.20%       1.29%
 ===============================================================================


INVESTMENT SECURITIES
----------------------

     Total investment securities available for sale and held to maturity represented 41.1% of earning assets at June 30, 1997, compared to 41.3% and 40.5% at December 31, 1996, and June 30, 1996, respectively. The portfolio has continued to shift toward investments in mortgage-backed securities, predominately underwritten to the standards of, and guaranteed by government sponsored enterprises. These securities generally yield 70-100 basis points more than comparable U.S. Treasury securities. Mortgage-backed securities differ from traditional debt securities in that they have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying mortgages. Prepayment rates generally can be expected to increase during periods of lower interest rates as the underlying mortgages are refinanced at lower market rates. Conversely, the average lives of these securities generally are extended as interest rates increase. The estimated average life of these securities and the overall portfolio was 4.3 years and 4.9 years, respectively, at June 30, 1997.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


DEPOSITS AND OTHER SOURCES OF FUNDS
-----------------------------------

     Total deposits were $3,086,380 at June 30, 1997, compared to $3,114,730 and $2,974,357 at December 31, 1996, and June 30, 1996, respectively. Since December 31, 1996, non-interest bearing deposits, which were seasonally high at year-end, declined by $12,383 and interest bearing deposits decreased by $15,967. A change in the mix of interest-bearing deposits due to changes in market rates and new product features and promotions resulted in money market deposit accounts increasing $46,469 from year-end to $375,261 while large certificates of deposit declined $50,975 during this period to $194,406. The Corporation increased its short-term borrowings as a more cost-effective funding alternative to large certificates of deposit and certain other interest-bearing deposit sources. Non-interest bearing deposits increased from June 30, 1996, by $19,861 while interest bearing deposits increased by $92,162.

     Securities sold under repurchase agreements are acquired in national markets as well as from the Corporation's commercial customers as part of a cash management service. Repurchase agreements, which play a key role in funding earning assets, were $610,720, $530,261 and $445,124 at June 30, 1997,
December 31, 1996, and June 30, 1996, respectively. A portion of these repurchase agreements, acquired to fund certain fixed rate earning assets, is being hedged by interest rate caps.

     Long-term debt totaled $216,509 at June 30, 1997, compared to $176,730 at December 31, 1996, and $199,846 at June 30, 1996. Advances from the Federal Home Loan Bank accounted for $183,640 of total long-term debt at June 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES
----------------------------------

     Liquidity is a measure of the Corporation's ability to meet its customers' present and future deposit withdrawals and/or increased loan demand without unduly penalizing earnings. The Corporation manages its liquidity needs through a coordinated asset/liability management program directed by the Funds Management and Investment Committee.

     Liquidity is provided by projecting credit demand and other financial needs and then maintaining sufficient funding sources and assets readily convertible into cash to meet these requirements. The Corporation has provided for its liquidity needs by maintaining adequate balances in money market assets, through growth in core deposits, maturing loans and investments in its securities portfolio and by maintaining various short-term borrowing sources. At June 30, 1997, the Corporation had $249,600 in investment securities maturing within one year. The Corporation additionally has federal funds lines and other borrowing sources available to it and its subsidiary banks. Investment securities maturing within one year and unused borrowing sources are considered by management to provide adequate liquidity in view of projected needs. The Parent Company's liquidity is provided by dividends from its subsidiaries and a $20,000 bank line of credit of which $15,000 was being used at June 30, 1997.

     The Corporation continues to maintain a strong capital position which supports its current needs and provides a sound foundation to support further expansion. Total shareholders' equity at June 30, 1997, was $325,774, compared to $325,414 at December 31, 1996 and $317,030 at June 30, 1996. The Corporation and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES, CONTINUED
----------------------------------------------

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

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, that as of June 30, 1997, the Corporation and its banking subsidiaries exceeded all regulatory capital adequacy requirements to which it was subject.

     As of June 30, 1997, the most recent notification from regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the subsidiary banks' categories. The Corporation's actual and minimum required capital amounts and ratios as mandated by the regulators at June 30, 1997, include:



                                                                                              REQUIREMENTS TO BE
                                                                             MINIMUM              CLASSIFIED
                                                 ACTUAL                    REQUIREMENTS      AS "WELL CAPITALIZED"
                                          Amount          Ratio          Amount     Ratio      Amount      Ratio
                                         --------     ------------      --------    -----     --------     -----
Total Capital to risk weighted assets    $336,852          12.69%        $212,298    8.00%     $265,372     10.00%

Tier 1 Capital to risk weighted assets    298,313          11.24          106,149    4.00       159,223      6.00

Tier 1 Capital to average assets          298,313           6.99          170,662    4.00       213,328      5.00
            (leverage ratio)


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

-------------------------------------------------------------------------------
No  other  information  is  required  to  be  filed under Part II of the form.

                             CNB BANCSHARES, INC.
                                   FORM 10-Q


SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     CNB Bancshares, Inc
                                              -------------------------------
                                                        (Registrant)




Date    August 6, 1997                 by  /s/ James J. Giancola
       ----------------------------       --------------------------------------
                                          James J. Giancola,
                                          President and Chief Executive Officer



Date    August 6, 1997                 by  /s/ Ralph L. Alley
       ----------------------------       --------------------------------------
                                          Ralph L. Alley, Senior Vice President,
                                          Controller and Treasurer
                                          (Principal Accounting Officer)

EXHIBIT INDEX



Reg. S-K
Exhibit No.           Description of Exhibit                  Page
-----------           ----------------------

    27                Financial Data Schedule                  24