Form 10-Q
period 1997-09-30
CNB BANCSHARES INC
filed 1997-11-14
CIK 724198

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934


                         FOR THE QUARTER PERIOD ENDED

                              SEPTEMBER 30, 1997


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

     As of October 31, 1997, there were 20,463,279 outstanding shares, without par value, of the registrant.

Exhibit index is on page 22.

                                     INDEX

                                                                        Page No.
                                                                        --------

PART I.             Financial Information

  Item 1.               Financial Statements:

                        Consolidated Balance Sheet .....................   1

                        Consolidated Statement of Income ...............   2

                        Consolidated Condensed Statement of
                          Changes in Shareholders' Equity ..............   3

                        Consolidated Statement of Cash Flows ...........   4

                        Notes to Consolidated Financial Statements .....   5-9

  Item 2.               Management's Discussion and Analysis of
                          Financial Condition and Results of Operations    10-19

PART II.           Other Information ...................................   20

Signatures .............................................................   21

Exhibit Index ..........................................................   22

PART I.  FINANCIAL INFORMATION
ITEM  I.  FINANCIAL STATEMENTS


                                                          CNB BANCSHARES, INC.
                                                       CONSOLIDATED BALANCE SHEET
                                                 (In thousands, except for share data)
                                                              (Unaudited)


                                                                                 SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,
                                                                                      1997            1996            1996
                                                                                      ----            ----            ----
ASSETS
------
     Cash and due from banks                                                     $       96,933  $     114,469   $      121,508
     Federal funds sold and other short-term money market investments                       831         34,628           13,837
                                                                                 --------------  --------------  ---------------
        TOTAL CASH AND CASH EQUIVALENTS                                                  97,764        149,097          135,345
     Real estate loans held for sale                                                     17,969          6,457            4,754
     Investment securities available for sale                                         1,455,699      1,379,872        1,330,093
     Investment securities held to maturity
        (Market value $241,538 at September 30, 1997, $249,150 at
           December 31, 1996, and $250,338 at September 30, 1996)                       237,387        248,088          252,056
     Loans, net of unearned income                                                    2,436,103      2,275,089        2,192,945
     Less:  Allowance for loan losses                                                    34,110         31,262           30,706
                                                                                 --------------  --------------  ---------------
        NET LOANS                                                                     2,401,993      2,243,827        2,162,239
     Premises and equipment                                                              74,263         71,468           70,753
     Intangible assets                                                                   31,554         32,847           33,426
     Interest receivable                                                                 29,239         30,863           31,823
     Other assets                                                                        70,703         54,056           59,829
                                                                                 --------------  --------------  ---------------

           TOTAL ASSETS                                                          $    4,416,571  $   4,216,575   $    4,080,318
                                                                                 ==============  ==============  ===============

LIABILITIES
-----------
     Deposits:
       Non-interest bearing                                                      $      324,059  $     359,146   $      322,998
       Interest bearing                                                               2,730,385      2,755,584        2,638,577
                                                                                 --------------  --------------  ---------------
         TOTAL DEPOSITS                                                               3,054,444      3,114,730        2,961,575
     Securities sold under repurchase agreements                                        656,046        530,261          503,738
     Federal funds purchased and other short-term borrowings                             76,998         29,608           47,789
     FHLB advances and other long-term debt                                             257,826        176,730          206,282
     Interest payable and other liabilities                                              41,453         39,832           43,657
                                                                                 --------------  --------------  ---------------
           TOTAL LIABILITIES                                                          4,086,767      3,891,161        3,763,041

SHAREHOLDERS' EQUITY
--------------------
     Common stock, $1 stated value
       Shares authorized: 50,000,000
       Shares issued: 20,463,204 at September 30, 1997, 19,887,107 at
         December 31, 1996, and 19,974,105 at September 30, 1996                         20,463         19,887           19,974
     Capital surplus                                                                    285,321        271,001          274,241
     Retained earnings                                                                   19,995         35,779           29,615
     Net unrealized gains (losses) on investment securities available for sale            4,025         (1,253)          (6,553)
                                                                                 --------------  --------------  ---------------
           TOTAL SHAREHOLDERS' EQUITY                                                   329,804        325,414          317,277
                                                                                 --------------  --------------  ---------------

           TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                              $    4,416,571  $   4,216,575   $    4,080,318
                                                                                 ==============  ==============  ===============


See notes to consolidated financial statements.

                                                   CNB BANCSHARES, INC.
                                            CONSOLIDATED STATEMENT OF INCOME
                                          (In thousands, except for share data)
                                                      (Unaudited)


                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                          1997              1996             1997           1996
                                                     --------------     -----------     -------------  -------------
INTEREST INCOME
    Loans, including fees:
        Taxable                                      $       55,780     $    49,891     $     161,830  $     145,365
        Tax exempt                                              410             359             1,188          1,106
    Real estate loans held for sale                             433           1,100               724          4,562
    Investment securities:
        Taxable                                              24,963          23,757            75,192         65,524
        Tax exempt                                            2,740           2,353             8,162          6,167
    Federal funds sold and other short-term
        money market investments                                126             418               634          1,648
                                                     --------------     -----------     -------------  -------------
                Total interest income                        84,452          77,878           247,730        224,372
INTEREST EXPENSE
    Deposits                                                 32,291          30,161            95,860         89,429
    Short-term borrowings                                     8,948           6,511            24,528         16,476
    FHLB advances and other long-term debt                    3,645           2,975             9,515          8,166
                                                     --------------     -----------     -------------  -------------
                Total interest expense                       44,884          39,647           129,903        114,071
                                                     --------------     -----------     -------------  -------------
NET INTEREST INCOME                                          39,568          38,231           117,827        110,301
Provision for loan losses                                     2,575           3,171             8,554          6,878
                                                     --------------     -----------     -------------  -------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          36,993          35,060           109,273        103,423
NON-INTEREST INCOME
    Service charges on deposit accounts                       3,773           3,376            10,480          9,329
    Trust and plan administration fees                        2,130           1,811             6,258          4,775
    Insurance premiums and commissions                        2,023           2,169             6,252          6,046
    Mortgage banking revenue                                  1,935           3,640             4,317          8,681
    Non-interest fees on loans                                1,472           1,489             4,168          3,998
    Investment products fees                                    978             713             2,714          2,616
    Net securities gains                                        405             134               910            702
    Other                                                     3,186           2,783             8,675          5,756
                                                     --------------     -----------     -------------  -------------
                Total non-interest income                    15,902          16,115            43,774         41,903
                                                     --------------     -----------     -------------  -------------
NON-INTEREST EXPENSE
    Salaries and employee benefits                           18,205          18,979            53,483         50,937
    Data processing and other services                        3,179           3,022             9,156          9,031
    Occupancy                                                 2,325           2,302             6,874          6,528
    Equipment                                                 1,987           1,863             5,835          5,461
    Professional fees                                         1,106           1,251             3,191          2,979
    Advertising and promotion                                 1,184           1,112             3,132          3,420
    Printing and supplies                                       865             924             2,660          2,761
    Postage and freight                                         877             807             2,589          2,683
    SAIF assessment                                                           4,963                            4,963
    Other                                                     3,930           5,928            11,297         15,526
                                                     --------------     -----------     -------------  -------------
                Total non-interest expense                   33,658          41,151            98,217        104,289
                                                     --------------     -----------     -------------  -------------
INCOME BEFORE INCOME TAXES                                   19,237          10,024            54,830         41,037
Income taxes                                                  6,487           2,946            18,462         13,975
                                                     --------------     -----------     -------------  -------------
NET INCOME                                                   12,750     $     7,078     $      36,368  $      27,062
                                                     ==============     ===========     =============  =============

NET INCOME PER SHARE                                 $         0.62     $      0.34     $        1.75  $        1.30
                                                     ==============     ===========     =============  =============

AVERAGE COMMON AND EQUIVALENT SHARES OUTSTANDING         20,647,544      21,127,425        20,828,838     20,879,901
                                                     ==============     ===========     =============  =============


See notes to consolidated financial statements.

                                             CNB BANCSHARES, INC.
                        CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                               (In thousands)
                                                 (Unaudited)


                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                              1997           1996          1997          1996
                                                           -----------   -----------   -----------   -----------

BEGINNING BALANCE                                          $   325,774   $   317,030   $   325,414   $   311,331
   Net income                                                   12,750         7,078        36,368        27,062
   Cash dividends declared                                      (4,375)       (3,989)      (12,908)      (11,516)
   Issuance of common stock for:
        Dividend reinvestment plan                                               839         1,817         2,635
        Stock options exercised                                    310            78           834           796
        Exercise and conversion of stock purchase
            contracts and debentures                             4,234         2,158         4,615         2,510
        Acquisitions                                                                                       6,286
        Other                                                                                                196
   Purchase and retirement of common stock                     (14,071)       (5,174)      (31,614)      (11,753)
   Change in unrealized gains/losses on
      investment securities available for sale                   5,182          (743)        5,278       (10,270)
                                                           -----------     ---------   -----------   ------------
ENDING BALANCE                                             $   329,804   $   317,277   $   329,804   $   317,277
                                                           ===========   ===========  ============   ============


See notes to consolidated financial statements.


                                                 CNB BANCSHARES, INC.
                                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (In thousands)
                                                     (Unaudited)

                                                                                                NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                                 1997        1996
                                                                                             -----------  ----------
OPERATING ACTIVITIES:
      Net income                                                                             $    36,368   $  27,062
      Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                                          9,726      10,780
            Provision for loan losses                                                              8,554       6,878
            Amortization of premiums and discounts on securities                                   2,320       1,280
            Net gains on securities                                                                 (910)       (702)
            Loans originated for sale                                                           (111,335)    (50,095)
            Proceeds from sale of loans                                                           99,823      67,646
            Increase in interest receivable and other assets, net of amortization                (17,522)    (25,777)
            Increase in interest payable and other liabilities                                     1,621      10,121
                                                                                             -----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                         28,645      47,193
                                                                                             -----------  ----------

INVESTING ACTIVITIES:
      Cash and cash equivalents of subsidiaries acquired, net of purchase price                                2,869
      Proceeds from the maturity of investment securities available for sale                     225,384     194,153
      Proceeds from the sale of investment securities available for sale                         599,242     327,510
      Purchase of investment securities available for sale                                      (892,780)   (610,497)
      Proceeds from the maturity of investment securities held to maturity                        10,363       9,411
      Purchase of investment securities held to maturity                                                     (52,040)
      Net increase in loans                                                                     (169,334)   (177,532)
      Purchase of premises and equipment                                                          (8,298)     (7,606)
                                                                                             -----------  ----------
NET CASH USED BY INVESTING ACTIVITIES                                                           (235,423)   (313,732)
                                                                                             -----------  ----------

FINANCING ACTIVITIES:
      Net increase (decrease) in deposits                                                        (60,806)      5,675
      Net increase in short-term borrowings                                                      172,191     196,611
      Payment and maturity of long-term debt                                                     (72,319)   (140,585)
      Proceeds of long-term borrowings                                                           158,250     191,200
      Cash dividends paid                                                                        (12,908)    (11,516)
      Proceeds from common stock issued for dividend reinvestment plan                             1,817       2,635
      Proceeds from exercise of stock options                                                        834         796
      Purchase and retirement of common stock                                                    (31,614)    (11,753)
                                                                                             -----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        155,445     233,063
                                                                                             -----------  ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                        (51,333)    (33,476)

CASH AND CASH EQUIVALENTS AT JANUARY 1,                                                          149,097     168,821
                                                                                             -----------  ----------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30,                                                   $    97,764   $ 135,345
                                                                                             ===========  ==========

Supplemental disclosure:
      Cash paid for:
            Interest                                                                         $   127,088   $ 113,144
            Income taxes                                                                          16,363      13,248
      Non-cash investing and financing activities:
            Common stock issued for acquisitions                                                               6,286
            Stock issued in exchange of debentures and equity contracts
                 and pursuant to employee benefit plans                                            4,844       2,746


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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and do not include all the information and footnotes required for a complete presentation of consolidated financial statements. The Corporation's accounting and reporting policies for interim financial reporting are consistent with those followed for annual financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods reported have been included in the foregoing interim consolidated financial statements. The interim results of operations presented are not necessarily indicative of the results that may be expected for the full year. A complete description of the Corporation's accounting policies and footnotes is contained in the 1996 Annual Report to Shareholders.

NOTE 2: BUSINESS COMBINATIONS

     On February 14, 1997, the Corporation issued 754,810 shares of its common stock in exchange for all of the outstanding shares of BMC Bancshares, Inc.,
(BMC) parent company for Bank of Mt. Carmel, Mt. Carmel, Illinois. The acquisition was accounted for under the pooling of interests method of accounting and, accordingly, all financial data of the Corporation for prior periods has been restated to include the financial position and operating results of this acquisition. At the date of acquisition, BMC had total assets and shareholders' equity of $100,041 and $13,583, respectively.

     On October 14, 1997, the Corporation signed a definitive agreement to acquire all of the outstanding shares of Pinnacle Financial Services, Inc. (Pinnacle), headquartered in St. Joseph, Michigan. Under terms of the agreement, the Corporation will issue approximately 13 million shares of its common stock. The transaction will be accounted for under the pooling of interests method of accounting and is subject to approval by shareholders of the Corporation and Pinnacle and applicable regulatory agencies. Although the Corporation anticipates that the merger will be consummated during the second quarter of 1998, there can be no assurances that the acquisition will be completed. At September 30, 1997, Pinnacle had total assets and shareholders' equity of $2,185,174 and $175,697, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 3: INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY


                                                          GROSS        GROSS
                                           AMORTIZED   UNREALIZED    UNREALIZED     MARKET
                                              COST        GAINS        LOSSES       VALUE
Available for Sale at September 30, 1997:
 Federal agencies:
   Bonds and notes                         $  100,970  $       203  $      (132)  $  101,041
   Mortgage-backed securities               1,175,223        7,514       (1,920)   1,180,817
 State and municipal                           71,071        2,103          (47)      73,127
 Collateralized mortgage obligations           74,779          496       (1,861)      73,414
 Other securities                              27,005          371          (76)      27,300
------------------------------------------------------------------------------------------------
     Total                                 $1,449,048  $    10,687  $    (4,036)  $1,455,699
================================================================================================



                                                        GROSS        GROSS
                                         AMORTIZED   UNREALIZED    UNREALIZED    MARKET
                                            COST        GAINS        LOSSES      VALUE
Held to Maturity at September 30, 1997:
 Federal agencies:
   Mortgage-backed securities            $   71,248  $       120  $    (1,066)  $ 70,302
 State and municipal                        138,134        5,412         (179)   143,367
 Collateralized mortgage obligations         28,005                      (136)    27,869
--------------------------------------------------------------------------------------------
     Total                               $  237,387  $     5,532  $    (1,381)  $241,538
============================================================================================


     The amortized cost and estimated market value of investment securities at September 30, 1997, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                                  AVAILABLE FOR SALE                 HELD TO MATURITY
                                                              AMORTIZED          MARKET          AMORTIZED        Market
                                                                COST              VALUE             COST           Value
Maturity distribution
 at September 30, 1997:
 Due in one year or less                               $           5,711    $         5,762    $        551    $          552
 Due after one year through five years                            99,042             99,515          23,058            23,816
 Due after five years through ten years                           21,927             22,121          46,466            48,276
 Due after ten years                                              45,863             47,261          68,059            70,723
 Mortgage-backed securities                                    1,175,223          1,180,817          71,248            70,302
 Collateralized mortgage obligations                              74,779             73,414          28,005            27,869
--------------------------------------------------------------------------------------------------------------------------------
   Total debt securities                                       1,422,545          1,428,890         237,387           241,538
 Equity securities                                                26,503             26,809
--------------------------------------------------------------------------------------------------------------------------------
   Total                                               $       1,449,048    $     1,455,699    $    237,387    $      241,538
================================================================================================================================


                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (CONTINUED)


NOTE 3: INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY,
        CONTINUED:

     Proceeds from sales of investment securities available for sale during the nine months ended September 30, 1997, were $599,242. Gross gains and losses realized on those sales were $2,099 and $1,189, respectively.

NOTE 4: IMPAIRED LOANS

     At September 30, 1997, impaired loans totaled $15,785. An allowance for loan losses of $1,361 was recorded for impaired loans totaling $6,628. At December 31, 1996, impaired loans totaled $18,172. An allowance of $1,653 was recorded for impaired loans totaling $7,420. The average balance for impaired loans was $14,424 for the nine months ended September 30, 1997.

NOTE 5: INTEREST  RATE  CONTRACTS

     Through the purchase of interest rate cap agreements (caps), the Corporation has reduced the impact of increased interest rates on its costs to acquire certain deposits, repurchase agreements and long-term borrowings being hedged. These caps entitle the Corporation to receive periodic payments from counterparties based upon the notional amount of the caps and the excess of the index rate over the strike price. Amortization of premiums paid for interest rate caps totaled $1,512 and $1,060 for the nine months ended
September  30,  1997  and  1996,  respectively.    This  expense was offset by
counterparty reimbursements of $288 and $586 for the nine months ended September 30, 1997 and 1996, respectively.

     At September 30, 1997, the notional amount of the interest rate caps was $390,000. The caps are indexed to LIBOR with contract strike prices ranging from 5.50% to 6.00% and mature through the fourth quarter of 1999. The carrying value and estimated market value of the caps at September 30, 1997, was $2,638 and $1,429, respectively.

     The Corporation has entered into interest rate swaps as a hedge against certain long-term borrowings to manage its interest rate sensitivity. The contracts represent an exchange of interest payments and the underlying principal balances of the liabilities are not affected. At September 30, 1997, the Corporation had swaps with a notional value of $55,000. The agreements require the Corporation to pay a fixed rate of interest ranging from 5.77% to 6.12% and receive a variable rate based on three-month LIBOR. The agreements terminate on or prior to January 12, 2001. The Corporation paid $2,473 while receiving $2,360 from these agreements during the nine months ended September 30, 1997.

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

     At September 30, 1997, option forward contracts, if exercised, committed the Corporation to sell $20,000 par value of mortgage-backed securities available for sale at prices not less than their carrying values during the fourth quarter of 1997. Fees received from these contracts have been deferred until expiration, termination or exercise of the contract.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 6: LONG-TERM DEBT


                                                                SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                                                                     1997           1996            1996
                                                                --------------  -------------  --------------

Parent Company:
 Convertible subordinated debentures, 7.50%, called effective
    October 3, 1997                                             $        1,185  $       6,029  $        6,164

 Notes payable, unsecured:
    9.81%, payable $600 annually through 1996, balance due in
      1997                                                               2,400          2,400           3,000

    Variable rate adjusted with changes in LIBOR, payable $250 quarterly through 2000 (6.16%, 6.16% and 6.04% at
      September 30, 1997, December 31, 1996, and
      September 30, 1996, respectively)                                  3,750          4,500           4,750

    Variable rate adjusted with changes in LIBOR, due 1999
      (6.16% and 6.04% at September 30, 1997, and
      September 30, 1996, respectively)                                 26,000                         12,200

Subsidiaries:
    Federal Home Loan Bank advances, due at various dates through
      2016 (weighted average rates of 5.66%, 5.56% and 5.64% at
      September 30, 1997, December 31, 1996 and September 30,
      1996, respectively)                                              218,640        158,640         157,867

    Notes payable, revolving credit agreement, secured by finance receivables, variable rate adjusted with changes in LIBOR
      (6.03% at September 30, 1996, paid in October 1996)                                              17,088

    Other, including capitalized leases                                  5,851          5,161           5,213
-------------------------------------------------------------------------------------------------------------
      Total                                                     $      257,826  $     176,730  $      206,282
=============================================================================================================

     Qualifying, unencumbered mortgage assets equal to at least 170 percent of the aggregate amount of advances and Federal Home Loan Bank stock have been pledged as collateral for the Federal Home Loan Bank advances.

     On September 2, 1997, the Corporation called the $5.6 million of outstanding convertible subordinated debentures effective October 3. Debentures totaling $4.4 million were converted during the third quarter resulting in 259,344 shares being issued. An additional 68,864 shares were issued during the fourth quarter related to the conversion of the remaining debentures.

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

     On September 10, 1996, the Corporation declared a one-for-twenty stock dividend, distributed October 11, 1996. A one-for-twenty dividend was also declared on August 11, 1997, and distributed September 18, 1997. All share data included in the consolidated financial statements, notes and Management's Discussion and Analysis has been adjusted for these stock dividends.

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

     The application of this standard would have resulted in earnings per share as follows:



                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                           SEPTEMBER 30,                SEPTEMBER 30,
                                          1997       1996             1997       1996
                                          ----       ----             ----       ----
Proforma basic net income per share       $ .62     $  .34          $  1.77     $1.31
Proforma diluted net income per share       .61        .32             1.73      1.27
Reported net income per share               .62        .34             1.75      1.30



NOTE 8: NEW ACCOUNTING STANDARDS


     The Financial Accounting Standards Board has issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. In addition, the Financial Accounting Standards Board has issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for disclosing information about operating segments in interim and annual financial statements. The Corporation will comply with the new disclosure requirements beginning in 1998. The application of the new rules will not have a material impact on the Corporation's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except for share data)

OVERVIEW
--------

     Net income for the three months ended September 30, 1997, was $12,750, compared to $7,078 earned in the same period of 1996, when a one-time special assessment, required of all financial institutions with deposits insured by the Savings Association Insurance Fund (SAIF), reduced net income by $3,045, or $.14 on a per share basis. Net income per share was $.62 for the three months ended September 30, 1997, compared to $.34 for the three months ended September 30, 1996. Net income for the first nine months of 1997 was $36,368 compared to $27,062 earned in the same period of 1996, an increase of 34.4%. Net income per share was $1.75 and $1.30 for the nine months ended September 30, 1997 and 1996, respectively. The increased earnings was primarily due to growth in earning assets and non-interest income. Net interest income increased $7,526, or 6.8%, over the first nine months of 1996 due to growth in earning assets of 10.4%. The net interest margin, however, declined from
4.15% for the first three quarters of 1996 to 4.04% for the first three quarters of 1997, primarily due to reduced loan yields coupled with an increase in cost of funds.

     Net income of $12,750 for the third quarter of 1997 increased over 1997 first and second quarter results of $11,552 and $12,066, respectively. Net income per share was $.62 for the third quarter of 1997 compared to $.55 and $.58 for the first and second quarters of 1997, respectively.

     The Corporation's total assets at September 30, 1997, were $4,416,571, which were $199,996 greater than the $4,216,575 at December 31, 1996, and $336,253, or 8.2%, greater than total assets at September 30, 1996. Total loans of $2,436,103 at September 30, 1997, increased from $2,275,089 at December 31, 1996, and from $2,192,945 one year ago.

     Annualized returns on average assets and average shareholders' equity for the nine months ended September 30, 1997, were 1.13% and 15.05%, respectively, compared with .93% and 11.44% for the same period of 1996. For the quarter ended September 30, 1997, annualized returns on average assets and average shareholders' equity were 1.17% and 15.86%, respectively, compared to .70% and 8.72% in the third quarter of 1996, including the one-time SAIF assessment.

     Cash dividends, adjusted for the 5% stock dividend declared August 11, 1997, of $.21 per share were declared during the third quarter of 1997 representing an increase of 10.5% compared with $.19 per share during the same period of 1996. For the nine months ended September 30, 1997 and 1996, total dividends declared were $12,908 and $11,516, respectively.

NET INTEREST INCOME
-------------------

     Net interest income is the Corporation's largest component of income and represents the difference between interest and fees earned on loans and investments and the interest paid on interest bearing liabilities. Net interest income was $117,827 for the nine months ended September 30, 1997, compared with $110,301 for the same period in 1996. Net interest income for the most recent quarter was $39,568 compared to $38,231 for the three months ended September 30, 1996. The increased net interest income was the result of a 7.5% and 10.4% increase in average earning assets on a quarter and year-to-date basis, respectively, compared to 1996 periods, partially offset by a decline in the net interest margin over the same periods. Net interest income for the most recent quarter was $291 less than the $39,859 recorded in the second quarter of 1997 due to the effects of a reduced net interest margin partially offset by a $38.7 million increase in average earning assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET INTEREST INCOME, CONTINUED
------------------------------

     The net interest margin is a percentage computed by dividing net interest income on a fully taxable equivalent basis ("FTE") by average earning assets and represents a measure of basic earnings on interest bearing assets held by the Corporation. The annualized net interest margins were 4.04% and 4.15%, respectively, for the nine months ended September 30, 1997 and 1996. Average earning assets for the nine months ended September 30, 1997, increased to $4,028,258 from $3,650,075 for the same period in 1996. Average loans increased $249 million to $2,348,204 for the first three quarters of 1997 compared to 1996 and represented 58.3% of earning assets compared to 57.5% in 1996. Average investment securities increased $219 million during the first nine months of 1997 compared to 1996 and represented 41.1% and 39.3% of earning assets for similar periods of 1997 and 1996, respectively.

NET INTEREST MARGIN
----------------------------------------------------------------------

                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                  1997      1996

Yields (FTE)
 Loans                                            9.29%     9.34%
 Securities                                       7.02      6.93
 Other earning assets                             7.09      7.13
                                                  -----     -----
   Total earning assets                           8.34      8.32

Cost of funds
 Interest bearing deposits                        4.64      4.58
 Other interest bearing liabilities               5.45      5.37
                                                  -----     -----
   Total interest bearing liabilities             4.83      4.73
                                                  -----     -----
   Total interest expense to earning assets       4.30      4.17
----------------------------------------------------------------------
Net interest margin                               4.04%     4.15%
======================================================================


     The decline in the net interest margin from the first nine months of 1996 was primarily due to the May 30 sale of the credit card portfolio and an increased cost of funds. The sale of the credit card portfolio resulted in approximately a 4 basis point reduction in the margin. Interest income as a percentage of earning assets increased 2 basis points to 8.34% during the first nine months of 1997 compared to 8.32% during the same period one year prior despite the sale of the credit card portfolio. Yields on loans declined 5 basis points to 9.29% during this period. The yield on investment securities increased from 6.93% for the first nine months of 1996 to 7.02% for the same period of 1997. Interest expense as a percentage of earning assets increased by 13 basis points from 4.17% to 4.30% from the first three quarters of 1996 to the first three quarters of 1997, respectively, due to more competitive pricing and a shift in the funding mix to marginally higher-costing funds.

     An ongoing objective of the Corporation's asset/liability management policy is to match rate-adjustable assets and liabilities at similar maturity horizons so that changes in interest rates will not result in wide fluctuations in net interest income. The rate sensitivity position is computed for various repricing intervals by calculating rate sensitivity gaps. The Corporation had a cumulative one-year negative gap on September 30, 1997, of $172,107 which represented 4.1% of the $4,147,989 in earning assets at that date. Net interest income at financial institutions with negative gaps tends to decrease in periods of rising interest rates and increase as interest rates

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET INTEREST INCOME, CONTINUED
------------------------------

decline. Management also utilizes a simulation model to measure the Corporation's net interest income volatility to changes in the level of interest rates, interest rate spreads, the shape of the yield curve and changing product growth patterns and investment strategies. Results of the simulation model indicate that the Corporation's net interest income would be affected by approximately 2.25% or less should interest rates increase or decrease by up to 200 basis points.

NON-INTEREST INCOME
-------------------

     During the first nine months of 1997, non-interest income was $43,774 compared to $41,903 reported for the same period in 1996. The first nine months of 1996 included net gains of $4,914 from the securitization of two large packages totaling $235 million of residential mortgage loans. Net securities gains of $910 were recorded during the first nine months of 1997
compared  to  $702  for  the  same  period  of  1996.   Excluding  net  loan
securitization and securities gains, non-interest income for the nine months ended September 30, 1997, totaled $42,864, which represented an increase of 18.1% compared to the same period of 1996. Third quarter 1997 non-interest income was $1,176 greater than second quarter 1997 but $213 less than the 1996 third quarter when $2,336 of the above gains from loan securitizations were recorded. Improvements were broad based as most non-interest categories increased from third quarter 1996 and second quarter 1997.

NON-INTEREST INCOME
-------------------------------------------------------------------------------

                                          NINE MONTHS ENDED
                                             SEPTEMBER 30,         INCREASE
                                          1997         1996       (DECREASE)

Service charges on deposit accounts  $     10,480  $     9,329  $     1,151
Trust and plan administration fees          6,258        4,775        1,483
Insurance premiums and commissions          6,252        6,046          206
Mortgage banking revenue                    4,317        8,681       (4,364)
Non-interest fees on loans                  4,168        3,998          170
Investment products fees                    2,714        2,616           98
Net securities gains                          910          702          208
Other                                       8,675        5,756        2,919
-------------------------------------------------------------------------------
     Total non-interest income       $     43,774  $    41,903  $     1,871
===============================================================================


     Service charges on deposit accounts increased $1,151 or 12.3% due to increased volumes and improved efforts to collect a greater percentage of assessed fees. Trust and plan administration fees increased $1,483 or 31.1% compared to the first nine months of 1996 primarily due to increased benefit plan administration fees of $1,063 resulting from the May 31, 1996 purchase of Small Parker & Blossom. Insurance commissions increased $206 for the nine months ended September 30, 1997, compared to 1996. Income from the sale of credit life and disability insurance offered by the Corporation's banking subsidiaries increased $152 or 5.6% due to improved sales penetration to new loan customers. Casualty insurance premiums increased $110 or 3.7%. Profit sharing bonuses received from insurance underwriters during the first three quarters of 1997, which are experience related and associated with policies written during the prior year, were $56 less than payments received in 1996. Mortgage banking revenues declined by $4,364 during the first nine months of 1997 compared to the same period of 1996. During the first and third quarters of 1996, $235 million of residential mortgage loans were securitized

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON-INTEREST INCOME, CONTINUED
------------------------------

generating net gains of $4,914. Non-interest fees on loans increased $170 during the first nine months of 1997 compared to 1996 primarily due to increased merchant credit card transaction volumes. Merchant transactions generated revenues of $2,675 during the first nine months of 1997 compared to $2,369 for the same period one year ago. This was partially offset by reduced retail credit card revenues due to the sale of the portfolio. During the second quarter of 1997 the Corporation entered into a joint marketing arrangement with a leading national credit card issuer which included the sale of its $31 million credit card portfolio. The Corporation continues to receive a portion of future credit card revenues generated from its customers without any credit risk associated with the outstanding balances. Other income increased to $8,675 during the nine months ended September 30, 1997, from $5,756 for the comparable period of 1996. The Corporation recorded a gain of $646 during the second quarter of 1997 from the sale of its credit card portfolio, as previously discussed. The remaining increase is due in part to increased revenues of $296 from net trading account gains, $279 from the expiration of interest rate option contracts, $1,424 from a corporate-owned life insurance program and $419 from non-customer ATM access fees, a new revenue source beginning in May 1996.

NON-INTEREST EXPENSE
--------------------

     Non-interest expense, which includes personnel, occupancy costs, equipment and other operating expenses was $98,217 for the nine months ended
September  30,  1997,  compared  to  $104,289  for  the same period of 1996, a decrease of 5.8%. Non-recurring charges of $4.5 million for personnel expenses related to the continued centralization of back-office functions and various other one-time charges related to closed offices and equipment no longer used and a $5.0 million SAIF assessment were included in non-interest expenses for the first nine months of 1996. Excluding these charges, non-interest expenses increased $3,325 or 3.5% from the nine months ended September 30, 1996.

NON-INTEREST  EXPENSE
--------------------------------------------------------------------------------


                                        NINE MONTHS ENDED
                                          SEPTEMBER 30,       INCREASE
                                        1997        1996     (DECREASE)

Salaries and employee benefits      $   53,483  $   50,937  $   2,546
Data processing and other services       9,156       9,031        125
Occupancy                                6,874       6,528        346
Equipment                                5,835       5,461        374
Professional fees                        3,191       2,979        212
Advertising and promotion                3,132       3,420       (288)
Printing and supplies                    2,660       2,761       (101)
Postage and freight                      2,589       2,683        (94)
SAIF assessment                                      4,963     (4,963)
Other                                   11,297      15,526     (4,229)
--------------------------------------------------------------------------------
     Total non-interest expense     $   98,217  $  104,289  $  (6,072)
================================================================================


     Salaries and employee benefits increased $2,546 or 5.0% for the nine month period in 1997 over 1996. Performance-based incentives and commissions increased $1,379 to $6,605 during the first three quarters of 1997 and represented 12.4% of salaries and employee benefits expense compared to 10.3% for the same period of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON-INTEREST EXPENSE, CONTINUED
-------------------------------

The Corporation continues to emphasize performance-based awards tied to net income per share and sales of fee- based services. A portion of the salary expense increase is due to increased staff from May 1996 acquisitions where prior periods were not restated. The remaining increase is generally due to normal salary increases and related expenses associated with increased business activity. Occupancy and equipment expenses increased 5.3% and 6.8%, respectively, during the first nine months of 1997 as the Corporation was operating additional finance offices and two new non-banking subsidiaries during 1997 compared to 1996. Professional fees increased $212 during the first three quarters of 1997 compared to the same period one year ago due to increased legal fees and fees in lieu of salaries as certain staff functions have been outsourced. Reduced credit card promotions resulted in a reduction in advertising expense of $288 or 8.4% from one year ago. Management chose not to offer any significant credit card solicitations in light of the increase in credit card delinquencies experienced nationally by the credit card industry and the pending sale of its portfolio, which became effective May 30, as previously discussed. Other expenses decreased $4,229 during the first nine months of 1997 compared to the same period of 1996. One-time charges of $1,983 related to the closure of five offices recorded during the first quarter of 1996 and charges of $922 for equipment write-offs and other one-time operational charges recorded during the third quarter accounted for the majority of the decrease. FDIC assessments, exclusive of the one-time SAIF assessment, decreased $1,378 during the nine months ended September 30, 1997, compared to the same period of 1996 as a result of assessment rate modifications approved in September 1996. Operating expenses as a percentage of revenues, commonly referred to as the efficiency ratio, improved from 63% during the first nine months of 1996 to 59% during the first nine months of 1997.

     Management has formed a task force to analyze the business and operational risk associated with modifying systems for the year 2000. Completion of the study and full implementation of any required changes are targeted for December 31, 1998. However at this time, management does not anticipate any material impact to the Corporation.

INCOME TAX EXPENSE
------------------

     Income tax expense was $18,462 for the nine months ended September 30, 1997, compared with $13,975 for the same period in 1996. The effective tax rate was 33.7% and 34.1% for the nine months ended September 30, 1997 and 1996, respectively. The decline in the effective tax rate is attributable to an increase in income from tax exempt sources, including municipal investments and corporate owned-life insurance. Tax exempt interest income from municipal securities increased $1,995 during the first nine months of 1997 as additional investments were made. Investments in corporate-owned life insurance policies on certain officers generated $1,424 of additional income during the first three quarters of 1997 compared to the same period one year ago.

LOANS
-----

     Loans were $2,436,103 at September 30, 1997, compared to $2,275,089 at December 31, 1996, and $2,192,945 at September 30, 1996. The loan portfolio increased $161,014 or 9.4% annualized from year-end 1996 and $243,158 or 11.1% from one year ago. Growth was experienced in all loan categories during the third quarter of 1997 compared to year-end 1996 and one year prior and the mix of the loan portfolio remained relatively constant over the last twelve months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LOANS, CONTINUED
-----------------


LOANS OUTSTANDING
------------------------------------------------------------------------------------------------


                                                    SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                                                        1997            1996           1996

Commercial, industrial and agricultural
  production loans                                $      708,704  $     679,609  $      630,540
Tax exempt loans                                          26,164         21,756          20,632
Real estate mortgage loans:
  Commercial and agricultural                            233,863        171,715         158,435
  Construction                                            96,750         67,679          67,784
  Residential                                            749,142        740,647         727,766
Consumer loans                                           621,480        593,683         587,788
------------------------------------------------------------------------------------------------
   Total loans                                    $    2,436,103  $   2,275,089  $    2,192,945
================================================================================================


     Commercial loans increased to $708,704 at September 30, 1997, compared to $679,609 at December 31, 1996 and $630,540 at September 30, 1996.
Commercial loans accounted for 29.1% of the loan portfolio at September 30, 1997 compared to 28.8% at September 30, 1996.

     Real estate mortgage loans, which consist of residential, commercial and agricultural loans secured by real estate and construction loans, totaled $1,079,755 at September 30, 1997, compared to $953,985 one year prior. Residential mortgage loans increased $8,495 from year-end 1996 and $21,376 from one year ago. Residential mortgage loans were 30.8% of total loans at
September 30, 1997, compared to 33.1% one year prior. Demand for new residential mortgage loans remained strong throughout most of 1996 and during the second and third quarters of 1997 but the Corporation sold a significant portion of that production. The Corporation originated $52 million of residential mortgage loans in the first quarter of 1997, $77 million in the second quarter and $80 million in the third quarter. Current asset-liability management policy dictates that most adjustable rate and fixed rate loans with original maturities exceeding 15 years are sold in the secondary market or securitized. Fixed rate balloon and 15-year mortgage loans may be sold, securitized and held in the investment portfolio or held in the loan portfolio, depending on market conditions at the time the loan is originated. While the Corporation may sell certain loans in the secondary market, servicing rights are generally retained. At September 30, 1997, $851,713 of residential mortgage loans originated by the Corporation's subsidiary banks and subsequently sold in the secondary market were being serviced. In addition to residential real estate mortgages reported as loans, the Corporation held $17,969, $6,457 and $4,754 of real estate loans for sale at September 30, 1997, December 31, 1996, and September 30, 1996, respectively.

     Consumer loans, which include installment, home equity and credit card loans, increased $27,797 from December 31, 1996, and $33,692 from one year ago. As previously mentioned, the Corporation sold its credit card portfolio effective May 30. These loans totaled $34,523 at December 31, 1996, and $33,870 at September 30, 1996. Excluding credit card loans, consumer loans increased $62,320 and $67,562 from December 31, 1996, and September 30, 1996, respectively. Of this increase from one year ago, $19.2 million was the result of 1996 acquisitions. Installment loan balances have continued to increase during 1997 primarily due to indirect automobile loans. Direct installment loan activity was promoted more heavily during the second and third quarters and increased $14,603 or 7.3% annualized from year-end 1996. Home equity and other lines of credit outstandings increased $11,003 and $14,726 from year-end 1996 and one year ago, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LOANS, CONTINUED
----------------

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

SUMMARY OF ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------


                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                     1997          1996

Beginning balance                                $    31,262   $    29,406
Allowance of subsidiaries at acquisition date                        1,872
Provision for loan losses                              8,554         6,878
 Loans charged-off                                    (7,833)      (10,173)
 Recoveries                                            2,127         2,723
--------------------------------------------------------------------------------
Ending balance                                   $    34,110   $    30,706
================================================================================

--------------------------------------------------------------------------------
Percent to total loans                                  1.40%         1.40%
================================================================================


     The allowance for loan losses was $34,110 at September 30, 1997, representing 1.40% of total loans, compared with $31,262 at December 31, 1996, which represented 1.37% of total loans and $30,706 at September 30, 1996, which represented 1.40% of total loans. Annualized net charge-offs to average loans was .32% during the first nine months of 1997 compared to .47% for the same period of 1996. The provision for loan losses to average loans was .49% and .44% for the nine months ended September 30, 1997 and 1996, respectively. The allowance for loan losses to non-performing loans was 168% at September 30, 1997, compared to 144% at December 31, 1996, and 147% at September 30, 1996.

     Risk assets consist of non-performing loans, foreclosed properties and loans 90 days or more past due but accruing. Although these assets have more than a normal risk of loss, they will not necessarily result in a higher level of future charge-offs or losses.

     Non-performing loans consist of loans classified as troubled debt restructurings and loans on non-accrual status. As indicated in the following table, the Corporation's non-performing loans as of September 30, 1997,
totaled  $20,273,  a  decrease  of  $1,493  from  December  31,  1996.    The
non-performing loans to total loans ratio was .83% on September 30, 1997, as compared to .96% on December 31, 1996, and .95% on September 30, 1996. Total risk assets equaled 1.01% of loan-related assets at September 30, 1997, compared to 1.20% at December 31,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ASSET QUALITY, CONTINUED
------------------------

1996. In addition to loans classified as risk assets, there were other loans totaling $9,655 at September 30, 1997, where the borrowers were experiencing difficulties and management is closely monitoring the borrowers' abilities to comply with payment terms. However, conditions at this time do not warrant classification as risk assets.

NON-PERFORMING AND RISK ASSETS
--------------------------------------------------------------------------------


                                           SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,
                                               1997             1996            1996
 Non-accrual loans:
 Commercial, agricultural and tax exempt  $        6,173   $      10,112   $       11,063
 Real estate mortgage                             11,581           8,437            6,765
 Consumer                                          1,373           1,960            1,806
                                          ---------------  --------------  ---------------
    Total non-accrual                             19,127          20,509           19,634

 Restructured loans                                1,146           1,257            1,294
                                          ---------------  --------------  ---------------

    Total non-performing loans                    20,273          21,766           20,928

 Foreclosed properties                             2,354           1,721            2,456
                                          ---------------  --------------  ---------------

    Total non-performing assets                   22,627          23,487           23,384

 90 days or more past due:
 Commercial, agricultural and tax exempt             144             267              492
 Real estate mortgage                                644           2,033            2,241
 Consumer                                          1,254           1,457            1,506
                                          ---------------  --------------  ---------------
    Total 90 days or more past due                 2,042           3,757            4,239
                                          ---------------  --------------  ---------------

    Total risk assets                     $       24,669   $      27,244   $       27,623
================================================================================================

------------------------------------------------------------------------------------------------
 Risk assets to loan-related assets                 1.01%           1.20%            1.26%
================================================================================================


INVESTMENT SECURITIES
---------------------

     Total investment securities available for sale and held to maturity represented 40.8% of earning assets at September 30, 1997, compared to 41.3% and 41.7% at December 31, 1996, and September 30, 1996, respectively. The portfolio has continued to shift toward investments in mortgage-backed securities, predominately underwritten to the standards of, and guaranteed by government sponsored enterprises. These securities generally yield 70-100 basis points more than comparable U.S. Treasury securities. Mortgage-backed securities differ from traditional debt securities in that they have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying mortgages. Prepayment rates generally can be expected to increase during periods of lower interest rates as the underlying mortgages are refinanced at lower market rates. Conversely, the average lives of these securities generally are extended as interest rates increase. The estimated average life of these securities and the overall portfolio was 4.3 years and
4.8  years,  respectively,  at  September  30,  1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DEPOSITS AND OTHER SOURCES OF FUNDS
-----------------------------------

     Total  deposits  were  $3,054,444  at  September  30,  1997,  compared to
$3,114,730  and  $2,961,575  at  December  31,  1996,  and September 30, 1996,
respectively. Since December 31, 1996, non-interest bearing deposits, which were seasonally high at year-end, declined by $35,087 and interest bearing deposits decreased by $25,199. A change in the mix of interest-bearing deposits due to changes in market rates and new product features and promotions resulted in money market deposit accounts increasing $80,605 from year-end to $409,397 while large certificates of deposit declined $34,939 during this period to $210,442, interest checking accounts declined $43,394 to $376,269 and savings accounts declined $19,358 to $212,405. The Corporation increased its short-term borrowings as a more cost-effective funding alternative to large certificates of deposit and certain other interest-bearing deposit sources. Non-interest bearing deposits increased from September 30, 1996, by $1,061 while interest bearing deposits increased by $91,808.

     Securities sold under repurchase agreements are acquired in national markets as well as from the Corporation's commercial customers as part of a cash management service. Repurchase agreements, which play a key role in funding earning assets, were $656,046, $530,261 and $503,738 at September 30, 1997, December 31, 1996, and September 30, 1996, respectively. A portion of these repurchase agreements, acquired to fund certain fixed rate earning assets, is being hedged by interest rate caps.

     Long-term debt totaled $257,826 at September 30, 1997, compared to $176,730 at December 31, 1996, and $206,282 at September 30, 1996. Advances from the Federal Home Loan Bank accounted for $218,640 of total long-term debt at September 30, 1997.


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

     Liquidity is provided by projecting credit demand and other financial needs and then maintaining sufficient funding sources and assets readily convertible into cash to meet these requirements. The Corporation has provided for its liquidity needs by maintaining adequate balances in money market assets, through growth in core deposits, maturing loans and investments in its securities portfolio and by maintaining various short-term borrowing sources. At September 30, 1997, the Corporation had $289,349 in investment securities maturing within one year. The Corporation additionally has federal funds lines and other borrowing sources available to it and its subsidiary banks. Investment securities maturing within one year and unused borrowing sources are considered by management to provide adequate liquidity in view of projected needs. The Parent Company's liquidity is provided by dividends from its subsidiaries and a $35,000 bank line of credit of which $26,000 was being used at September 30, 1997.

     The Corporation continues to maintain a strong capital position which supports its current needs and provides a sound foundation to support further expansion. Total shareholders' equity at September 30, 1997, was $329,804, compared to $325,414 at December 31, 1996 and $317,277 at September 30, 1996. The Corporation and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED
------------------------------------------

the Corporation and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their respective assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, that as of September 30, 1997, the Corporation and its banking subsidiaries exceeded all regulatory capital adequacy requirements to which they were subject.

     As of September 30, 1997, the most recent notification from regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the subsidiary banks' categories. The Corporation's actual and minimum required capital amounts and ratios as mandated by the regulators at September 30, 1997, include:



                                                                                                 REQUIREMENTS TO BE
                                                                             MINIMUM                 CLASSIFIED
                                                  ACTUAL                  REQUIREMENTS          AS "WELL CAPITALIZED"
                                            Amount        Ratio        Amount       Ratio       Amount        Ratio
                                            ------        -----        ------       -----       ------        -----
Total Capital to risk weighted assets      $333,067       12.20%      $218,377      8.00%      $272,972      10.00%
Tier 1 Capital to risk weighted assets      297,772       10.91        109,189      4.00        163,783       6.00
Tier 1 Capital to average assets            297,772        6.89        172,755      4.00        215,944       5.00
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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        NONE

ITEM 5.    OTHER INFORMATION                                          NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

           Exhibits
           --------
           a.  The following exhibit is submitted herewith:

               27 - Financial Data Schedule

           Reports on Form 8-K
           -------------------
           b. A report on Form 8-K dated October 20, 1997 was filed regarding the announcement of the merger of Pinnacle Financial Services, Inc. with CNB Bancshares, Inc.



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


                                             CNB Bancshares, Inc.
                                          --------------------------
                                                 (Registrant)





Date     November 13, 1997           by    /s/ James J. Giancola
         -----------------------          --------------------------
                                           James J. Giancola,
                                           President and Chief Executive Officer





Date     November 13, 1997           by    /s/ Ralph L. Alley
         -----------------------          --------------------------
                                          Ralph L. Alley, Senior Vice President,
                                          Controller and Treasurer
                                          (Principal Accounting Officer)

EXHIBIT INDEX



Reg. S-K
Exhibit No.                 Description of Exhibit                    Page
-----------                 ----------------------

    27                     Financial Data Schedule                     23