Form 10-K
period 1997-12-31
CNB BANCSHARES INC
filed 1998-03-26
CIK 724198

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    (Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                   For the fiscal year ended December 31, 1997

                                       OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
                   For the transition period from          to          .
                                                 ----------  ----------

       CNB Bancshares, Inc.                                 0-11510
   (Exact name of registrant                        (Commission file number)
   as specified in its charter)

             Indiana                                      35-1568731
   (State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                    Identification No.)

20 N.W. Third Street, Evansville, Indiana                    47739
(Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code: (812) 456-3400

         Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
          Title of Each Class                          on Which Registered
          -------------------                         ---------------------
       Common Stock, No Par Value                    New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $762,249,000 as of March 5, 1998.

     The number of shares outstanding of the registrant's common stock, without par value, as of March 5, 1998 was 20,431,695 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997. (Part I, Part II and Part IV)

(2) Portions of the Registrant's Proxy Statement for Annual Meeting of Shareholders to be held April 21, 1998. (Part III)

       Exhibit index is on page 18.

                                     PART I


ITEM 1. BUSINESS

Overview

     CNB Bancshares, Inc. (the Corporation) is a regional, multi-bank holding company headquartered in Evansville, Indiana. Incorporated on May 26, 1983, under the laws of the State of Indiana, the Corporation began operating in 1984 as a one-bank holding company for The Citizens National Bank of Evansville (Citizens), which was chartered in 1874. Since that time, the Corporation has acquired additional financial subsidiaries and currently owns six commercial banks and one consumer finance company. Certain of the acquired subsidiaries have subsequently been merged into other subsidiaries of the Corporation. With assets of $2,208,941,000 at December 31, 1997, Citizens remains the lead bank and largest of the Corporation's subsidiaries. As of December 31, 1997, the Corporation had consolidated total assets of $4,480,223,000 and total shareholders' equity of $334,468,000.

     The Corporation's banking and finance subsidiaries are listed below:


      Financial                 Principal            Year         Year        Number of      Total           Total
      Subsidiary                 Office            Organized    Acquired      Locations*    Assets#         Equity#
      ----------                 ------            ---------    --------      ---------     -------         -------
The Citizens National          Evansville,
   Bank of Evansville             Indiana            1874         1984             29      $2,208,941   $    154,048

Citizens Bank of               Madisonville,
   Kentucky                       Kentucky           1929         1986             19         678,452         54,946

Citizens Bank of Western       Terre Haute,
   Indiana                        Indiana            1890         1990             13         401,367         33,370

Citizens Bank of Jasper        Jasper,
                                  Indiana            1978         1991              2         110,060          8,670

Citizens Bank of               Greenwood,
   Central Indiana                Indiana            1933         1992             20         656,997         43,110

Peoples Security Finance       Madisonville,
   Company                        Kentucky           1971         1993             33          57,949          7,487

Citizens Bank of               Mt. Vernon,
   Illinois, N.A.                 Illinois           1959         1993             12         657,216         51,923

*Number of offices does not include off-site ATM's or non-banking locations. #Dollar amounts are reported in thousands.

     The Corporation's financial subsidiaries are engaged in commercial and retail banking, consumer lending, mortgage lending and servicing, trust services and cash management services for corporate accounts and other banks. Through its financial subsidiaries, the Corporation has 128 offices throughout its primary market areas of Indiana, Illinois, Kentucky and portions of Tennessee.

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

     The Corporation also has three non-banking subsidiaries. Citizens Information Systems, Inc., based in Evansville, Indiana, provides data processing and information services to the Corporation and its subsidiaries and other banks and businesses in Indiana, Kentucky and Illinois. Citizens Life Assurance Company underwrites credit life and disability insurance sold through the Corporation's affiliates in Indiana and Illinois. Citizens Insurance of Evansville sells property and casualty insurance.

Pending and Recently Completed Acquisitions

     As part of its ongoing operations, the Corporation continually is presented with and seeks out acquisition opportunities to enhance its banking franchise.

     On January 1, 1998, the Corporation acquired Wedgewood Partners, a full service broker/dealer and asset management firm based in St. Louis, Missouri. Goodwill of $2,345,000 related to this acquisition is being amortized on a straight-line basis over 15 years. The acquisition was accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements will include the assets and liabilities and results of operations from the January 1, 1998 transaction date forward.

     On October 14, 1997, the Corporation signed a definitive agreement to acquire all of the outstanding shares of Pinnacle Financial Services, Inc. (Pinnacle), headquartered in St. Joseph, Michigan. Under terms of the agreement, the Corporation will issue approximately 13 million shares of its common stock. The transaction will be accounted for under the pooling of interests method of accounting and is subject to approval by shareholders of the Corporation and Pinnacle and applicable regulatory agencies. Although the Corporation anticipates that the merger will be consummated during the second quarter of 1998, there can be no assurances that the acquisition will be completed. At December 31, 1997, Pinnacle had total assets and shareholders' equity of $2,116,449,000 and $181,305,000, respectively.

     On February 13, 1998, the Corporation signed a definitive agreement to acquire all of the outstanding shares of National Bancorp of Tell City, Indiana. Under terms of the agreement, the Corporation will issue approximately 1,118,000 shares of its common stock. The transaction will be accounted for under the pooling of interests method of accounting and is subject to approval by shareholders of National Bancorp and applicable regulatory agencies. Although the Corporation anticipates that the merger will be consummated during the second quarter of 1998, there can be no assurances that the acquisition will be completed. At December 31, 1997, National Bancorp had total assets and shareholders' equity of $191,287,000 and $17,850,000, respectively.

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

     A bank holding company must obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls a majority of such shares). Federal Reserve Board approval must also be obtained before any bank holding company acquires all or substantially all of the assets of another bank or bank holding company or merges or consolidates with another bank holding company.

     The BHC Act also prohibits a bank holding company, with certain limited exceptions, from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging in any activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain activities which the Federal Reserve Board has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto.

     The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (EGRPRA) was signed into law on September 30, 1996. EGRPRA streamlined the non-banking activities application process for well-capitalized and well-managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatorily approved non-banking activity without prior notice to the Federal Reserve Board; written notice is required within 10 days after commencing the activity. Under EGRPRA, the prior notice period is reduced to 12 days in the event of any non-banking acquisition or share purchase, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% of Tier 1 capital. The Federal Reserve Board has adopted comprehensive amendments to its regulations under the BHC Act that implement the foregoing provisions of the EGRPRA, including provisions allowing the 12-day prior notice for acquisitions that exceed the 10% of risk-weighted assets limit, under certain circumstances, and that also streamline the application/notice process for acquisitions of banks and bank holding companies and eliminate regulatory provisions that the Federal Reserve Board considered unnecessary.

     In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Act) was signed into law, authorizing, among other things, interstate acquisitions by bank holding companies, interstate mergers of banks and "agency banking" with affiliates in different states. The Interstate Act amended the BHC Act to allow an adequately capitalized and managed bank holding company to acquire banks located in any state, beginning September 29, 1995, subject to state deposit caps and a 10% nationwide deposit cap. Adequately capitalized banks were permitted to merge across state lines without regard to whether the merger is prohibited by the laws of any state (except for states that "opted-out" of the interstate branching authorization, specifically Texas and Montana) beginning June 1, 1997. The Interstate Act's "agency banking" provisions, effective September 29, 1995, permit affiliated banks to act as agent for each other in the conduct of most core banking activities. Affiliated banks may receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations on behalf of each other, without being treated as branches.

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

     The Federal Reserve Board has prescribed capital adequacy guidelines for use in its examination and regulation of bank holding companies. If the capital of a bank holding company falls below the minimum levels established by these guidelines, it may be denied approval to acquire or establish additional banks or non-bank businesses. The guidelines established by the Federal Reserve Board set a minimum leverage ratio of 3.0% for the most highly rated bank holding companies that do not anticipate significant growth. All other institutions are required to maintain a ratio of 4.0% to 5.0% depending on their particular circumstances and risk profile. This ratio is defined as shareholders' equity less non-qualifying intangible assets, as a percentage of the sum of quarter to date total average assets less non-qualifying intangible assets. The Federal Reserve Board has also adopted risk-based capital guidelines which assign various risk weightings to assets and off-balance sheet items and set minimum capital requirements. Under the current rules, banks are required to have core capital (Tier 1) of at least 4.0% of risk-weighted assets and total capital of 8.0% of risk-weighted assets. Tier 1 capital consists primarily of shareholders' equity less intangible assets; and total capital consists of Tier 1 capital, certain long-term debt and convertible debentures and a portion of the allowance for loan losses. At December 31, 1997, the Corporation's leverage, Tier 1 and total capital ratios were 6.9%, 10.7%, and 11.9%, respectively, all well above regulatory minimums.

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

     Each of the financial subsidiaries is subject to supervision and regulation by its chartering authority. The primary supervisory authorities of the Corporation's bank subsidiaries are the Comptroller of the Currency (national banks) and appropriate state banking regulatory authorities (state banks). Each regulator regularly examines such areas as reserves, loans, investments, management practices and other aspects of bank operations, and has the authority to prevent a bank from engaging in an unsafe or an unsound practice in conducting its business. In addition, the Corporation's subsidiary banks are members of, and subject to regulation and examination by, the Federal Deposit Insurance Corporation (FDIC).

     Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments it may make, the reserves against deposits it must maintain, loans a bank makes and collateral it takes, minimum capital levels, activities with respect to mergers and consolidations, and the establishment of branches.

     In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was enacted. FDICIA contains various provisions relating to the supervision, regulation, and operation of banks and bank holding companies. Various regulations implementing FDICIA have been promulgated by bank regulators. FDICIA, among other things, identifies the following capital standards for depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below any such measure, and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. FDICIA requires a bank that is determined to be undercapitalized to submit a capital restoration plan, and the bank's holding company, subject to certain limitations, must guarantee that the bank will meet its capital plan. FDICIA also prohibits banks from making any capital distribution or paying any management fee if the bank would thereafter be undercapitalized. Under these rules, institutions must have a leverage ratio of 5.0% or above, Tier 1 capital to risk-based assets of 6.0% or above, and total capital to risk-based assets of 10.0% or above in order to qualify as well capitalized. All of the Corporation's banking subsidiaries were well capitalized for purposes of FDICIA and exceeded all other regulatory capital requirements at year-end 1997.

     FDICIA grants the FDIC authority to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources and to establish semiannual assessment rates on Bank Insurance Fund (BIF) and Savings Association Insurance Fund (SAIF) member banks so as to maintain the funds at the designated reserve ratios defined in FDICIA. FDICIA also required the FDIC to implement a risk-based insurance assessment system pursuant to which the premiums paid by a depository institution are based on the probability that the BIF or SAIF will incur a loss in respect of such institution. At December 31, 1997, each of the Corporation's financial subsidiaries was in the category of institutions that paid deposit assessments at the lowest rates.

     Because of concerns relating to competitiveness and the safety and soundness of the banking industry, Congress is considering a number of wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. Among such bills are new proposals to merge the BIF and the SAIF insurance funds, to eliminate the federal thrift charter, to alter the statutory separation of commercial and investment banking, to allow a wider variety of financial services companies to affiliate with banks and to further expand the powers of banks, bank holding companies and competitors of banks. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Corporation may be affected thereby.

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


         Name          Age                Office and Business Experience

H. Lee Cooper           59      Chairman of the Board of the Corporation since
                                1986. Previously, Mr. Cooper also served as
                                Chief Executive Officer and President of the
                                Corporation and in various capacities as a senior executive officer of both the Corporation and Citizens.

James J. Giancola       49      President and Chief Executive Officer of the
                                Corporation. Mr. Giancola has been President
                                since 1994 and was named Chief Executive Officer
                                in 1996. Prior to joining the Corporation in
                                1992, Mr. Giancola was President of Gainer Bank
                                of Merrillville, Indiana.
M. Lynn Cooper          47      Executive Vice President of the Corporation
                                since 1994. Prior to 1994, Mr. Cooper served as
                                Chairman of the Board, President and Chief
                                Executive Officer of Citizens Bank of Kentucky,
                                a subsidiary of the Corporation.
Marvin Huff, Jr.        64      Executive Vice President of the Corporation
                                since 1996 and President of Citizens Information
                                Systems, Inc., a subsidiary of the Corporation,
                                since 1994. Previously, Mr. Huff served in
                                various capacities as an officer of Citizens.
David L. Knapp          58      Executive Vice President of the Corporation
                                since 1986. Mr. Knapp was named President and
                                Chief Executive Officer of Citizens in 1994.
                                Previously, Mr. Knapp served as Chief Financial
                                Officer of the Corporation and Citizens and in
                                various other capacities as a senior executive
                                officer of both the Corporation and Citizens.
John R. Spruill         55      Executive Vice President and Chief Financial
                                Officer of the Corporation since 1995. Prior to
                                1995, Mr. Spruill served as Executive Vice
                                President and Chief Financial Officer of
                                Southern National Corporation in North Carolina.
David M. Viar           48      Executive Vice President of the Corporation
                                since 1996. Previously, Mr. Viar served as
                                Senior Vice President and Treasury Officer of
                                the Corporation. Prior to joining the
                                Corporation in 1993, Mr. Viar was Senior Vice
                                President--Funds Management of Dominion
                                Bancshares in Virginia.
Ralph L. Alley          46      Senior Vice President, Controller and Treasurer
                                of the Corporation and Senior Vice President and
                                Controller of Citizens since 1985. Previously,
                                Mr. Alley served in various capacities as an
                                officer of Citizens.
John N. Daniel, Jr.     52      Senior Vice President and Chief Credit Officer
                                since 1997. Previously, Mr. Daniel served as
                                Senior Vice President, Commercial Lending of
                                Citizens.
James R. Dodd           52      Senior Vice President of the Corporation since
                                1993. In 1996, Mr. Dodd was named President of
                                Citizens Trust Co., a subsidiary of Citizens.
                                Prior to joining the Corporation in 1993, he was President of BancOklahoma Trust Company.

Douglas R. Hanks        51      Senior Vice President and Director of Marketing
                                of the Corporation since 1994. Prior to joining
                                the Corporation in 1994, Mr. Hanks served as
                                Vice President--Director of Field Marketing for
                                BancOne Corporation.
John M. Oberhelman      56      Senior Vice President of Human Resources for the
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

Statistical Disclosure

     The statistical disclosures of the Corporation on a consolidated basis, included on pages 18 to 35 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997, are hereby incorporated by reference herein.

ITEM 2.  PROPERTIES

     Citizens owns a modern, 15-story office building which houses the Corporation's principal offices and the main banking offices of Citizens. The building is located at 20 Northwest Third Street, Evansville, Indiana, and is in excellent condition. The Corporation and Citizens presently occupy approximately three-fourths of the building and the remainder is leased to various tenants. The Corporation and Citizens also utilize five other buildings in close proximity to the main banking office in downtown Evansville which are also owned and are available for future office needs of the Corporation. A portion of this space is also currently being leased by various tenants. The financial subsidiaries own 76 of the 127 remaining offices in which they conduct their businesses. Additionally, three other properties are utilized as office space by the Corporation's subsidiaries. The net investment, as of December 31, 1997, of the Corporation and its subsidiaries in property and equipment was $75,003,000. Three properties are security for real estate mortgages payable which balances totaled $2,696,000 at December 31, 1997. None of the other properties are subject to material liens or other encumbrances.

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

ITEM 4.  SUBMISSION MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND STOCKHOLDER MATTERS

     Pages 1 and 61 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997, are hereby incorporated by reference herein.

ITEM 6.  SELECTED FINANCIAL DATA

     Page 18 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997, is hereby incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Pages 19 to 35 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997, are hereby incorporated by reference herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Managing interest rate risk is fundamental to the financial services industry. The Corporation's policies are designed to manage the inherently different maturity and repricing characteristics of the loan and deposit portfolios to achieve a desired interest sensitivity position and to limit exposure to interest rate risk. By using a combination of on- and off-balance sheet financial instruments, the Corporation manages interest rate sensitivity while optimizing interest income within the constraints of prudent capital adequacy and liquidity needs. Principal maturities and repricing profiles are monitored through static gap analysis and future operating results are simulated through computer modeling.

     The management of interest rate sensitivity includes monitoring the maturities and repricing opportunities of interest earning assets and interest bearing liabilities. The Corporation's interest rate sensitivity analysis as of December 31, 1997 is included in the Liquidity and Interest Rate Sensitivity section of Management's Discussion and Analysis in the Corporation's 1997 Annual Report to Shareholders on pages 33 and 34. A rate sensitivity position is computed for various repricing intervals by calculating rate sensitivity gaps. Interest earning assets and interest bearing liabilities have been distributed based on their repricing opportunities. The maturities of certain investments, loans and deposits have been adjusted based on projected prepayment patterns or historical relationships to changes in market interest rates. The repricing of certain liabilities has been adjusted to reflect the expected benefit of interest rate contracts in place at year-end. Although rate sensitivity gaps constantly change as funds are acquired and invested, the Corporation's negative gap of $147,517 at one year or less as of

December 31, 1997, was approximately 3.3% of total assets. This, in the opinion of management, represented a relatively balanced position.

     The Corporation utilizes a simulation model to measure and evaluate the impact of changing interest rates on net interest income. The simulation techniques involve changes in interest rate relationships, asset and liability mixes, prepayment options inherent in financial instruments and directional changes in prevailing interest rates. The table below illustrates the projected change in the Corporation's net interest income during the next twelve months if all market rates were to uniformly and gradually increase or decrease by as much as 2.00% compared to the results of a flat rate environment. These projections, based upon the Corporation's balance sheet as of December 31, 1997, were prepared using the modeling techniques and assumptions which were then used for asset/liability management purposes.

                                                     Increase  (Decrease)
                                            -----------------------------------

Change in interest rates from current level   (2.00)%  (1.00)%    1.00%  2.00%

Change in net interest income                  1.3%      .5%      (.2)%  (.3)%

     The table indicates that if rates were to gradually increase or decrease by 2.00%, net interest income would be expected to decrease by .3% or increase by 1.3%, respectively, compared to a flat rate environment. This narrow projected exposure to interest rate risk is consistent with management's desire to limit the sensitivity of net interest income to changes in interest rates in order to reduce risk to earnings and capital. This model is based solely on gradual, uniform changes in market rates and does not reflect the levels of interest rate risk that may arise from other factors such as changes in the spreads between key market rates or the shape of the Treasury curve.

     To assist in achieving the desired level of interest rate sensitivity, the Corporation has entered into interest rate contracts. Through the purchase of interest rate cap agreements (caps), the Corporation has reduced the impact of increased interest rates on its costs to acquire certain deposits, repurchase agreements and long-term borrowings being hedged. These caps entitle the Corporation to receive periodic payments from counterparties based upon the notional amount of the caps and the excess of the index rate over the strike price. In addition, the Corporation has entered into interest rate swaps as a hedge against certain long-term borrowings. The contracts represent an exchange of interest payments requiring the Corporation to pay a fixed rate of interest ranging from 5.77% to 6.12% and receive a variable rate based on three-month LIBOR. These contracts are described more fully in Note 14 to the consolidated financial statements on page 53 of the Corporation's 1997 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Pages 26 and 36 to 58 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997, are hereby incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the headings "Information Regarding Nominees for Class I Directors" and "Information Regarding Directors Continuing in Office" on pages 3 and 4 of the Corporation's Proxy Statement for its Annual Meeting of Shareholders to be held April 21, 1998, is hereby incorporated by reference herein. The information on Executive Officers is included in Part I, Item 1 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the heading "Executive Compensation" on pages 7 to 13 of the Corporation's Proxy Statement for its Annual Meeting of Shareholders to be held April 21, 1998, is hereby incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information regarding beneficial ownership of the Common Stock of the Corporation set forth under the headings "Certain Beneficial Ownership," "Information Regarding Nominees for Class I Directors," "Information Regarding Directors Continuing in Office" and "Security Ownership of Management," on pages 2 through 6 of the Corporation's Proxy Statement for its Annual Meeting of Shareholders to be held April 21, 1998, is hereby incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the heading "Transactions with Directors, Officers and Associates" on page 14 of the Corporation's Proxy Statement for its Annual Meeting of Shareholders to be held April 21, 1998, is hereby incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules

     (1) The following consolidated financial statements of the Corporation, included on pages 36 through 58 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997, are hereby incorporated by reference herein:

         . Consolidated Balance Sheets at December 31, 1997 and 1996.
         . Consolidated Statements of Income, years ended December 31, 1997,
           1996, and 1995.
         . Consolidated Statements of Changes in Shareholders' Equity, years ended December 31, 1997, 1996 and 1995.

         . Consolidated Statements of Cash Flows, years ended December 31, 1997,
           1996 and 1995.
         . Notes to Consolidated Financial Statements.
         . Independent Auditors' Report.

     (2) All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.

(b)  Reports on Form 8-K

     None.

(c)  Exhibits

     (1) Exhibits required to be filed by Item 601(a) of Regulation S-K are included as exhibits to or incorporated by reference in this Report as follows:

         3(i) - Restated Articles of Incorporation of the Corporation, filed as Exhibit 3(i) to the Corporation's 1994 Annual Report on Form 10-K, is incorporated herein by reference.

         3(ii) - Amended Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation's 1995 Annual Report on Form 10-K, is incorporated herein by reference.

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

                 (2) The following Management Contract and Executive
                     Compensation Plans, filed as exhibits 10 (3)(b) and 10 (3)(c) to the Corporation's 1994 Annual Report on Form 10-K, are incorporated herein by reference.
                     (a) CNB Bancshares, Inc. Savings Equalization Plan, dated
                         May 1, 1994.
                     (b) CNB Bancshares, Inc. Pension Equalization Plan, dated
                         May 1, 1994.

                 (3) The CNB Bancshares Inc. 1995 Incentive Stock Option Plan is
                     incorporated herein by reference to the Corporation's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-60431.

                 (4) The following Management Contracts are incorporated herein by reference to the Corporation's filing with the Securities and Exchange Commission as exhibits (10)(a) through (10)(e) to a Registration Statement on Form S-4, Registration No. 333-46837:
                     (a) Change of Control Agreement, effective August 8, 1997, between the Corporation and M. Lynn Cooper; and
                     (b) Change of Control Agreement, effective June 3, 1997,
                         between the Corporation and James J. Giancola; and
                     (c) Change of Control Agreement, effective June 3, 1997,
                         between the Corporation and Marvin Huff, Jr.; and
                     (d) Change of Control Agreement, effective May 28, 1997,
                         between the Corporation and David L. Knapp; and
                     (e) Change of Control Agreement, effective May 23, 1997
                         between the Corporation and John R. Spruill.

                 (5) (a) Change of Control Agreement, effective May 23, 1997, between the Corporation and John N. Daniel, Jr.; and
                     (b) Change of Control Agreement, effective June 9, 1997,
                         between the Corporation and James R. Dodd; and
                     (c) Change of Control Agreement, effective May 23, 1997,
                         between the Corporation and Douglas R. Hanks; and
                     (d) Change of Control Agreement, effective May 23, 1997,
                         between the Corporation and David M. Viar.

           13 - Portions of the Annual Report to Shareholders for the year ended December 31, 1997.

           21  - Subsidiaries of the Corporation.

           23  - Consent of KPMG Peat Marwick LLP

           27  - Financial Data Schedule

     (2)   The following exhibit will be submitted at a later date:

           The annual financial statements and independent auditors' report thereon for Citizens Incentive Savings Plan for the year ended December 31, 1997, will be filed as an amendment to the 1997 Annual Report on Form 10-K no later than June 29, 1998.

* The documents identified herein as 10-(1)(a) and 10-(1)(b), 10-(2)(a) and 10-(2)(b), 10-(3), 10-(4)(a) through 10-(4)(e) and 10-(5)(a) through 10-(5)(d)
constitute all management contracts and compensatory plans and arrangements required to be filed as an exhibit to this Form, pursuant to Item 14(c) of this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of March, 1998.

                      CNB BANCSHARES, INC.

                      By /s/ James J. Giancola
                         ----------------------------------
                         James J. Giancola, President and
                         Chief Executive Officer
                         (chief executive officer)

                      By /s/ John R. Spruill
                         ----------------------------------
                         John R. Spruill, Executive Vice President
                         and Chief Financial Officer
                         (principal financial officer)

                      By /s/ Ralph L. Alley
                         ----------------------------------
                         Ralph L. Alley, Senior Vice President,
                         Controller and Treasurer
                         (principal accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature               Capacity                          Date
           ---------               --------                          ----

/s/ H. Lee Cooper                 Director                      March 17, 1998
----------------------------------
H. Lee Cooper

/s/ John D. Engelbrecht           Director                      March 17, 1998
----------------------------------
John D. Engelbrecht

/s/ James J. Giancola             Director                      March 17, 1998
----------------------------------
James J. Giancola

/s/ Edmund L. Hafer               Director                      March 17, 1998
----------------------------------
Edmund L. Hafer

/s/ Robert L. Koch, II            Director                      March 17, 1998
----------------------------------
Robert L. Koch, II

/s/ Larry J. Kremer               Director                      March 17, 1998
----------------------------------
Larry J. Kremer

/s/ Burkley F. McCarthy           Director                      March 17, 1998
----------------------------------
Burkley F. McCarthy

/s/ Robert K. Ruxer               Director                      March 17, 1998
----------------------------------
Robert K. Ruxer

                                  Director
----------------------------------
Thomas W. Traylor

                                 EXHIBIT INDEX
Reg. S-K

Exhibit No.                       Description of Exhibit                              Page
-----------                       ----------------------                              ----
     3(i)   Articles of Incorporation of the Corporation filed as Exhibit
            3(i) to the Corporation's 1994 Annual Report on Form 10-K is
            incorporated herein by reference.

    3(ii) Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation's 1995 Annual Report on Form 10-K, is incorporated herein by reference.

10* - (1)   The following Executive Compensation Plans and Arrangements, filed as
            Exhibits 10(1)(c) and (d) to the Corporation's 1992 Annual Report on Form
            10-K, are incorporated herein by reference:
            (a)   CNB Bancshares, Inc. 1992 Incentive Stock Option Plan.
            (b)   Citizens Incentive Savings Plan.

    10(2)   The following Management Contract and Executive Compensation
            Plans filed as Exhibits 10(3)(b) and 10(3)(c) to the
            Corporation's 1994 Annual Report on Form 10-K are incorporated herein by reference:
            (a)   CNB Bancshares, Inc. Savings Equalization Plan dated May 1, 1994.
            (b)   CNB Bancshares, Inc. Pension Equalization Plan dated May 1, 1994.

    10(3) The CNB Bancshares, Inc. 1995 Incentive Stock Option Plan is incorporated by reference to the Corporation's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-60431.

    10(4) The following Management Contracts are incorporated herein by reference to the Corporation's filing with the Securities and Exchange Commission as exhibits (10)(a) through (10)(e) to a Registration Statement on Form S-4, Registration No. 333-46837:
            (a)  Change of Control Agreement, effective August 8, 1997, between the Corporation and M. Lynn Cooper; and
            (b)  Change of Control Agreement, effective June 3, 1997,
                 between the Corporation and James J. Giancola; and
            (c) Change of Control Agreement, effective June 3, 1997, between the Corporation and Marvin Huff, Jr.; and
            (d) Change of Control Agreement, effective May 28, 1997 between the Corporation and David L. Knapp; and
            (e) Change of Control Agreement, effective May 23, 1997 between the Corporation and John R. Spruill.

    10(5)   (a)  Change of Control Agreement, effective May 23, 1997, between the
                 Corporation and John N. Daniel, Jr.; and
            (b)  Change of Control Agreement, effective June 9, 1997, between the
                 Corporation and James R. Dodd; and


            (c)  Change of Control Agreement, effective May 23, 1997,
                 between the Corporation and Douglas R. Hanks; and
            (d)  Change of Control Agreement, effective May 23, 1997,
                 between the Corporation and David M. Viar.

    13      Portions of the Annual Report to Shareholders for the Year Ended
            December 31, 1997......................................................
                                                                                      -----
    21      Subsidiaries of the Corporation........................................
                                                                                      -----
    23      Consent of KPMG Peat Marwick LLP ......................................
                                                                                      -----
    27      Financial Data Schedule................................................
                                                                                      -----