Form 10-Q
period 1998-03-31
CNB BANCSHARES INC
filed 1998-05-15
CIK 724198

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934


                        FOR THE QUARTERLY PERIOD ENDED

                                MARCH 31, 1998


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


                                (812) 456-3400
             (Registrant's telephone number, including area code)


                                NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past  90  days.    Yes  X      No
                                                            -------    -------

     As of April 30, 1998, there were 33,515,542 outstanding shares, without par value, of the registrant.

Exhibit  index  is  on  page  23.




                                            INDEX



                                                                       Page  No.
                                                                       ---------




PART I.       Financial Information

Item 1.           Financial Statements:

                  Consolidated Balance Sheet..............................1

                  Consolidated Statement of Income........................2

                  Consolidated Condensed Statement of
                    Changes in Shareholders' Equity.......................3

                  Consolidated Statement of Cash Flows....................4

                  Notes to Consolidated Financial Statements..............5-9

 Item 2.          Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.........10-19

PART II.      Other Information...........................................20-21

Signatures................................................................22

Exhibit Index.............................................................23









PART  I.    FINANCIAL  INFORMATION
ITEM  I.    FINANCIAL  STATEMENTS

                                            CNB BANCSHARES, INC.
                                         CONSOLIDATED BALANCE SHEET
                                    (In thousands, except for share data)
                                                 (Unaudited)



                                                                        MARCH 31,   DECEMBER 31,    MARCH 31,
                                                                           1998         1997          1997
                                                                        ----------  -------------  -----------
ASSETS
------
     Cash and due from banks                                            $  110,814  $     106,949   $  101,137
     Federal funds sold and other short-term money market investments       13,109         13,254        7,883
                                                                        ----------  -------------   ----------
        TOTAL CASH AND CASH EQUIVALENTS                                    123,923        120,203      109,020
     Real estate loans held for sale                                        35,105         38,073        4,252
     Investment securities available for sale                            1,480,971      1,434,763    1,423,159
     Investment securities held to maturity
        (Market value $226,187 at March 31, 1998, $236,242 at
           December 31, 1997, and $244,321 at March 31, 1997)              220,967        230,903      245,521
     Loans, net of unearned income                                       2,445,940      2,479,651    2,305,271
     Less:  Allowance for loan losses                                       34,694         34,694       32,044
                                                                        ----------  -------------   ----------
        NET LOANS                                                        2,411,246      2,444,957    2,273,227
     Premises and equipment                                                 76,437         75,003       72,273
     Intangible assets                                                      33,923         31,216       32,589
     Interest receivable                                                    30,014         29,620       29,547
     Other assets                                                           76,252         75,485       56,308
                                                                        ----------  -------------   ----------

           TOTAL ASSETS                                                 $4,488,838  $   4,480,223   $4,245,896
                                                                        ==========  =============   ==========

LIABILITIES
-----------
     Deposits:
       Non-interest bearing                                             $  374,938  $     365,334   $  332,471
       Interest bearing                                                  2,866,202      2,816,113    2,759,847
                                                                        ----------  -------------   ----------
         TOTAL DEPOSITS                                                  3,241,140      3,181,447    3,092,318
     Securities sold under repurchase agreements                           476,985        517,344      522,464
     Federal funds purchased and other short-term borrowings                95,959         94,220       81,705
     FHLB advances and other long-term debt                                287,663        308,028      196,980
     Interest payable and other liabilities                                 46,660         44,716       35,560
                                                                        ----------  -------------   ----------
           TOTAL LIABILITIES                                             4,148,407      4,145,755    3,929,027

SHAREHOLDERS' EQUITY
--------------------
     Common stock, $1 stated value
       Shares authorized: 50,000,000
       Shares issued: 20,431,813 at March 31, 1998, 20,404,332 at
         December 31, 1997, and 19,728,353 at March 31, 1997                20,432         20,404       19,728
     Capital surplus                                                       278,652        280,873      264,192
     Retained earnings                                                      37,489         28,569       43,130
     Accumulated other comprehensive income (loss) - net unrealized
         gains (losses) on investment securities available for sale          3,858          4,622      (10,181)
                                                                        ----------  -------------   ----------
           TOTAL SHAREHOLDERS' EQUITY                                      340,431        334,468      316,869
                                                                        ----------  -------------   ----------

           TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $4,488,838  $   4,480,223   $4,245,896
                                                                        ==========  =============   ==========

See notes to consolidated financial statements.

                             CNB BANCSHARES, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                     (In thousands, except for share data)
                                  (Unaudited)



                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            1998             1997
                                                            ----             ----
INTEREST INCOME
    Loans, including fees:
        Taxable                                           $55,552           $51,925
        Tax exempt                                            390               369
    Real estate loans held for sale                           752                94
    Investment securities:
        Taxable                                            24,387            24,727
        Tax exempt                                          3,222             2,641
    Federal funds sold and other short-term
        money market investments                               63               255
                                                         --------         ---------
                Total interest income                      84,366            80,011
INTEREST EXPENSE
    Deposits                                               32,443            31,565
    Short-term borrowings                                   8,275             7,293
    FHLB advances and other long-term debt                  4,103             2,753
                                                         --------          --------
                Total interest expense                     44,821            41,611
                                                         --------          --------
NET INTEREST INCOME                                        39,545            38,400
Provision for loan losses                                   2,416             2,758
                                                         --------          --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        37,129            35,642
NON-INTEREST INCOME
    Service charges on deposit accounts                     3,887             3,163
    Mortgage banking revenue                                2,724             1,113
    Insurance premiums and commissions                      2,686             2,047
    Trust and plan administration fees                      2,306             1,995
    Investment products fees                                1,454               830
    Non-interest fees on loans                                961             1,220
    Net securities gains                                      653               324
    Other                                                   3,242             2,454
                                                         --------          --------
                Total non-interest income                  17,913            13,146
                                                         --------          --------
NON-INTEREST EXPENSE
    Salaries and employee benefits                         18,757            17,345
    Data processing and other services                      2,995             2,931
    Occupancy                                               2,502             2,272
    Equipment                                               2,001             1,885
    Advertising and promotion                               1,240               977
    Professional fees                                       1,187               974
    Postage and freight                                       893               877
    Printing and supplies                                     803               950
    Other                                                   4,238             3,116
                                                        ---------          --------
                Total non-interest expense                 34,616            31,327
                                                        ---------          --------
INCOME BEFORE INCOME TAXES                                 20,426            17,461
Income taxes                                                6,800             5,909
                                                        ---------          --------
NET INCOME                                                $13,626           $11,552
                                                        =========          ========

NET INCOME PER SHARE:
BASIC                                                     $  0.67           $  0.55
                                                        =========          ========

DILUTED                                                   $  0.66           $  0.54
                                                        =========          ========

AVERAGE SHARES OUTSTANDING:
BASIC                                                  20,452,992        20,805,770
                                                       ==========      ============

DILUTED                                                20,740,156        21,374,031
                                                       ==========      ============

See notes to consolidated financial statements.

                             CNB BANCSHARES, INC.
      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                (In thousands)
                                  (Unaudited)



                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           1998            1997
                                                           ----            ----

BEGINNING BALANCE                                          $334,468     $325,414
   Comprehensive income:
        Net income                                           13,626       11,552
        Other comprehensive income                             (764)      (8,928)
                                                          ------------   --------
            Comprehensive income                             12,862        2,624
   Cash dividends declared                                   (4,706)      (4,202)
   Issuance of common stock for:
        Dividend reinvestment plan                                           949
        Stock options exercised                               2,371          358
        Exercise and conversion of stock purchase
            contracts and debentures                                         143
        Acquisitions                                          3,126
        Employee incentive plans                              1,530
        Other                                                   549
   Purchase and retirement of common stock                   (9,769)      (8,417)
                                                         ------------   ---------
ENDING BALANCE                                             $340,431     $316,869
                                                         ============   =========

See notes to consolidated financial statements.

                                             CNB BANCSHARES, INC.
                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                               (In thousands)
                                                 (Unaudited)


                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                                 1998             1997
                                                                                             -----------       -----------
OPERATING ACTIVITIES:
      Net income                                                                              $  13,626        $   11,552
      Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                                         3,509             3,222
            Provision for loan losses                                                             2,416             2,758
            Amortization of premiums and discounts on securities                                  1,055             1,036
            Net gains on securities                                                                (653)             (324)
            Loans originated for sale                                                          (100,340)          (18,022)
            Proceeds from sale of loans                                                         103,308            20,227
            Decrease (increase) in interest receivable and other assets, net of amortization        (14)            5,111
            Increase (decrease) in interest payable and other liabilities                         4,002            (4,272)
                                                                                             -----------       -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                        26,909            21,288
                                                                                             -----------       -----------
INVESTING ACTIVITIES:
      Cash and cash equivalents of subsidiaries acquired, net of purchase price                     876
      Principal payments received on investment securities available for sale                   238,766            40,088
      Proceeds from the sale of investment securities available for sale                        342,049           135,442
      Purchase of investment securities available for sale                                     (628,388)         (233,941)
      Proceeds from the maturity of investment securities held to maturity                        9,843             2,421
      Net decrease (increase) in loans                                                           28,879           (33,203)
      Purchase of premises and equipment                                                         (3,320)           (2,623)
                                                                                             -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                                                           (11,295)          (91,816)
                                                                                             -----------       -----------

FINANCING ACTIVITIES:
      Net increase (decrease) in deposits                                                        59,466           (22,527)
      Net increase (decrease) in short-term borrowings                                          (38,891)           43,899
      Payment and maturity of long-term debt                                                    (76,132)          (36,819)
      Proceeds of long-term borrowings                                                           55,767            57,210
      Cash dividends paid                                                                        (4,706)           (4,202)
      Proceeds from common stock issued for dividend reinvestment plan                                                949
      Proceeds from exercise of stock options                                                     2,371               358
      Purchase and retirement of common stock                                                    (9,769)           (8,417)
                                                                                             -----------       -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                             (11,894)           30,451
                                                                                             -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              3,720           (40,077)

CASH AND CASH EQUIVALENTS AT JANUARY 1,                                                         120,203           149,097
                                                                                             -----------       -----------

CASH AND CASH EQUIVALENTS AT MARCH 31,                                                        $ 123,923         $ 109,020
                                                                                             ===========       ===========

Supplemental disclosure:
      Cash paid for:
            Interest                                                                          $  43,125         $  40,529
            Income taxes                                                                          1,018                60
      Non-cash investing and financing activities:
            Common stock issued for acquisitions                                                  3,126
            Stock issued in exchange of debentures and pursuant
                 to employee incentive plans                                                      1,530               150

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and do not include all the information and footnotes required for a complete presentation of consolidated financial statements. The Corporation's accounting and reporting policies for interim financial reporting are consistent with those followed for annual financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods reported have been included in the foregoing interim consolidated financial statements. The interim results of operations presented are not necessarily indicative of the results that may be expected for the full year. A complete description of the Corporation's accounting policies and footnotes is contained in the 1997 Annual Report to Shareholders.

NOTE  2:  BUSINESS  COMBINATIONS

      On January 1, 1998, the Corporation issued 109,800 shares of common stock for the acquisition of Wedgewood Partners, Inc., a full service broker/dealer and asset management firm based in St. Louis, Missouri. Goodwill of $2,345 is being amortized on a straight-line basis over 15 years. The acquisition was accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements include the assets and liabilities and results of operations from the January 1, 1998 transaction date forward. Pro forma disclosure of the effects of this acquisition has not been presented as the amounts involved in the transaction were not material to the Corporation's financial results.

     On April 17, 1998, the Corporation issued 13,116,166 shares and assumed the terms of stock options to allow the purchase of 123,901 shares of its common stock in exchange for all of the outstanding shares of Pinnacle Financial Services, Inc. (Pinnacle), headquartered in St. Joseph, Michigan. At March 31, 1998, Pinnacle had total assets and shareholders' equity of $2,079,447 and $184,204, respectively. The acquisition will be accounted for
under  the  pooling  of  interests  method  of  accounting.    The  financial
information contained herein does not reflect this April 1998 merger. Pro forma unaudited results of operations assuming the merger had occurred on January 1, 1997, are as follows:



                                          THREE MONTHS ENDED
                                               MARCH 31,
                                            1998         1997
----------------------------------------------------------------

Net interest income                       $57,366      $56,530
Net income                                 19,582       17,548
Basic net income per share                    .58          .53
Diluted net income per share                  .58          .52



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE  2:  BUSINESS  COMBINATIONS,  CONTINUED

     On February 13, 1998, the Corporation signed a definitive agreement to acquire all of the outstanding shares of National Bancorp of Tell City,
Indiana.    Under  terms  of  the  agreement,  the  Corporation  will  issue approximately 1,118,000 shares of its common stock. The transaction will be accounted for under the pooling of interests method of accounting and is subject to approval by shareholders of National Bancorp and applicable regulatory agencies. Although the Corporation anticipates that the merger will be consummated during the second quarter of 1998, there can be no assurances that the acquisition will be completed. At March 31, 1998, National Bancorp had total assets and shareholders' equity of $188,549 and $18,228, respectively.

NOTE  3:  INVESTMENT  SECURITIES  AVAILABLE  FOR  SALE  AND  HELD  TO MATURITY





                                                      GROSS        GROSS
                                       AMORTIZED   UNREALIZED    UNREALIZED     MARKET
                                          COST        GAINS        LOSSES       VALUE
Available for Sale at March 31, 1998:
 Federal agencies:
   Bonds and notes                     $  191,843      $   172      $  (352)  $  191,663
   Mortgage-backed securities           1,055,592        6,774       (1,313)   1,061,053
 State and municipal                      129,436        2,632         (478)     131,590
 Collateralized mortgage obligations       60,713          483       (1,996)      59,200
 Other securities                          37,030          486          (51)      37,465
----------------------------------------------------------------------------------------
     Total                             $1,474,614      $10,547      $(4,190)  $1,480,971
=========================================================================================


                                                     GROSS        GROSS
                                      AMORTIZED   UNREALIZED    UNREALIZED    MARKET
                                         COST        GAINS        LOSSES      VALUE
Held to Maturity at March 31, 1998:
 Federal agencies:
   Mortgage-backed securities           $ 65,684       $  105      $(640)    $ 65,149
 State and municipal                     137,221        5,950       (110)     143,061
 Collateralized mortgage obligations      18,062                     (85)      17,977
-------------------------------------------------------------------------------------
     Total                              $220,967       $6,055      $(835)    $226,187
======================================================================================

     The amortized cost and estimated market value of investment securities at March 31, 1998, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE  3:  INVESTMENT  SECURITIES  AVAILABLE  FOR  SALE  AND  HELD TO MATURITY,
          CONTINUED



                                                    AVAILABLE FOR SALE            HELD TO MATURITY
                                              AMORTIZED            MARKET        AMORTIZED    MARKET
                                                COST                VALUE           COST      VALUE
Maturity distribution
 at March 31, 1998:
  Due in one year or less                 $      4,851     $        4,924     $      848    $    853
  Due after one year through five years         13,687             13,972         24,125      24,893
  Due after five years through ten years       197,247            197,339         53,949      56,242
  Due after ten years                          105,746            107,260         58,299      61,073
  Mortgage-backed securities                 1,055,592          1,061,053         65,684      65,149
  Collateralized mortgage obligations           60,713             59,200         18,062      17,977
-----------------------------------------------------------------------------------------------------
   Total debt securities                     1,437,836          1,443,748        220,967     226,187
 Equity securities                              36,778             37,223
-----------------------------------------------------------------------------------------------------
   Total                                 $   1,474,614     $    1,480,971     $  220,967    $226,187
======================================================================================================


     Proceeds from sales of investment securities available for sale during the three months ended March 31, 1998 and 1997 were $342,049 and $135,442, respectively. Gross gains and (losses) realized on those sales were $957 and ($304), respectively, for the three months ended March 31, 1998 and $534 and ($210) for the three months ended March 31, 1997, respectively.

NOTE  4:  IMPAIRED  LOANS

     At March 31, 1998, impaired loans totaled $19,876. An allowance for loan losses of $1,614 was recorded for impaired loans totaling $6,115. At December 31, 1997, impaired loans totaled $25,597. An allowance of $2,259 was recorded for impaired loans totaling $9,535. The average balance for impaired loans was $22,957 for the three months ended March 31, 1998.

NOTE  5:  INTEREST  RATE  CONTRACTS

     Through the purchase of interest rate cap agreements (caps), the Corporation has reduced the impact of increased interest rates on its costs to acquire certain deposits, repurchase agreements and long-term borrowings being hedged. These caps entitle the Corporation to receive periodic payments from counterparties based upon the notional amount of the caps and the excess of the index rate over the strike price. Amortization of premiums paid for interest rate caps totaled $498 and $524 for the three months ended March 31, 1998 and 1997, respectively. This expense was offset by counterparty reimbursements of $143 and $145 for the three months ended March 31, 1998 and 1997, respectively.

     At March 31, 1998, the notional amount of the interest rate caps was $185,000. The caps are indexed to LIBOR with contract strike prices ranging from 5.50% to 6.00% and mature through the third quarter of 1999. The carrying value and estimated market value of the caps at March 31, 1998, was $1,367 and $192, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE  5:  INTEREST  RATE  CONTRACTS,  CONTINUED

     The Corporation has entered into interest rate swaps as a hedge against the interest costs of certain deposits, repurchase agreements and long-term borrowings to manage its interest rate sensitivity. The contracts represent an exchange of interest payments and the underlying principal balances of the liabilities are not affected. At March 31, 1998, the Corporation had swaps with a notional value of $305,000. The agreements require the Corporation to pay a fixed rate of interest ranging from 5.33% to 6.12% and receive a variable rate based on one-month or three-month LIBOR. The agreements terminate on or prior to February 15, 2005. The Corporation realized $13 in net receipts from these agreements during the three months ended March 31, 1998.

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



NOTE  6:    LONG-TERM  DEBT


                                                                    MARCH 31,  DECEMBER 31,  MARCH 31,
                                                                      1998         1997         1997
                                                                    ---------  ------------  ----------

Parent Company:
  Convertible subordinated debentures, 7.50%, redeemed October  1997
                                                                                              $  5,879

  Notes payable, unsecured:
   9.81%, paid in 1997                                                                           2,400

   Variable  rate  adjusted  with  changes in LIBOR,
    payable $250 quarterly through 2000 (6.19%,
    6.47% and 6.04%  at  March  31,  1998,  December  31,
    1997,  and  March  31,  1997,  respectively)                     $  3,250    $  3,500        4,250


   Variable rate adjusted with changes in LIBOR, due
    1999 (6.19%, 6.47% and 6.04% at  March  31,  1998,
    December  31,  1997,  and March 31, 1997,
    respectively)                                                      40,000      35,000       10,000

Subsidiaries:
  Federal  Home  Loan Bank advances, due at various
   dates through 2016 (weighted average  rates of 5.45%,
   5.70% and 5.58% at March 31, 1998, December 31,
   1997, and  March  31,  1997,  respectively)                        238,605     263,614      168,640

Other, including capitalized leases                                     5,808       5,914        5,811
-------------------------------------------------------------------------------------------------------
   Total                                                             $287,663    $308,028     $196,980
========================================================================================================

     Qualifying, unencumbered mortgage assets up to 170% of the aggregate amount of advances and Federal Home Loan Bank stock have been pledged as collateral for the Federal Home Loan Bank advances.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE  7:  NET  INCOME  PER  SHARE

     All share data included in the consolidated financial statements, notes and Management's Discussion and Analysis has been adjusted for stock dividends.

     The following table reconciles the numerators and denominators for basic and diluted net income per share:




                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                      1998           1997
--------------------------------------------------------------------------------------------
 NUMERATOR:
   For basic net income per share - Net income                        $13,626        $11,552
   Effect of dilutive securities:
    7.50% Convertible subordinated debentures                                             70
--------------------------------------------------------------------------------------------
   For diluted net income per share - Net income
    after assumed conversions                                         $13,626        $11,622
=============================================================================================

 DENOMINATOR (IN THOUSANDS):
   For basic net income per share - Average shares outstanding         20,453         20,806
   Effect of dilutive securities:
    7.50% Convertible subordinated debentures                                            350
    Stock options                                                         287            218
--------------------------------------------------------------------------------------------
   For diluted net income per share - Average shares outstanding
    after assumed conversions                                          20,740         21,374
=============================================================================================


NOTE  8:    COMPREHENSIVE  INCOME

     The Corporation adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income, effective January 1, 1998, which established standards for the reporting and display of comprehensive income and its components.

     The Corporation's other comprehensive income included the following components:


                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                        1998            1997
----------------------------------------------------------------------------------------------
  Net unrealized losses on available for sale securities                  $(376)        $(8,735)
  Less:  Adjustment for net securities gains realized in net
         income, net of tax of $265 in 1998 and $131 in 1997               (388)           (193)
----------------------------------------------------------------------------------------------
     Other comprehensive income                                           $(764)        $(8,928)
===============================================================================================

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
(Dollar  amounts  in  thousands,  except  for  share  data)


OVERVIEW
--------

     Net income of $13,626 for the first quarter of 1998 increased over 1997 fourth and first quarter results of $13,290 and $11,552, respectively. Diluted net income per share was $.66 for the first quarter of 1998 compared to $.64 and $.54 for the fourth and first quarters of 1997, respectively. The increased earnings was primarily due to growth in earning assets and non-interest income. Net interest income increased $1,145, or 3.0%, over the first three months of 1997 due to growth in earning assets of 5.6%. The net interest margin, however, declined from 4.03% for the first quarter of 1997 to 3.92% for the first quarter of 1998, primarily due to stable loan yields coupled with an increase in the cost of funds. Non-interest income increased
$4,767, or 36.3%, from first quarter 1997 while non-interest expenses increased $3,289 or 10.5% for the same period.

     The Corporation's average assets for the three months ended March 31, 1998, were $4,445,507, which were $17,032 greater than the average of $4,428,475 for the quarter ended December 31, 1997, and $253,129, or 6.0%, greater than average assets for the three month period ended March 31, 1997. Total average loans were $2,460,229 for the quarter ended March 31, 1998. This represented a decrease of $1,291 from the three months ended December 31, 1997, and an increase of $170,770 from the quarter ended March 31, 1997.

     Annualized returns on average assets and average shareholders' equity for the quarter ended March 31, 1998, were 1.23% and 16.51%, respectively, compared with 1.10% and 14.27% for the same period of 1997.

     Cash dividends of $.23 per share were declared during the first quarter of 1998, representing an increase of 10% from the $.21 per share for the same period of 1997. Total dividends declared for the first quarters of 1998 and 1997 were $4,706 and $4,202, respectively.

NET  INTEREST  INCOME
---------------------

     Net interest income is the Corporation's largest component of income and represents the difference between interest and fees earned on loans and investments and the interest paid on interest bearing liabilities. Net interest income was $39,545 for the three months ended March 31, 1998, compared with $38,400 for the same period in 1997. The increased net interest income was the result of a 5.6% increase in average earning assets compared to the first quarter of 1997, partially offset by an 11 basis point decline in the net interest margin over the same period. Net interest income for the most recent quarter was $624 less than the $40,169 recorded in the fourth quarter of 1997 due to the effects of a reduced net interest margin partially offset by a $14.8 million increase in average earning assets.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS  (CONTINUED)

NET  INTEREST  INCOME,  CONTINUED
---------------------------------

     The net interest margin is a percentage computed by dividing net interest income on a fully taxable equivalent basis (FTE) by average earning assets and represents a measure of basic earnings on interest bearing assets held by the Corporation. The annualized net interest margins were 3.92% and 4.03%, respectively, for the three months ended March 31, 1998 and 1997. Average earning assets for the three months ended March 31, 1998, increased to $4,174,827 from $3,952,287 for the same period in 1997. Average loans increased $171 million to $2,460,229 for the first quarter of 1998 compared to 1997 and represented 58.9% of earning assets compared to 57.9% in 1997. Average investment securities increased $34 million during the first three months of 1998 compared to 1997 and represented 40.1% and 41.5% of earning assets for similar periods of 1998 and 1997, respectively.


NET  INTEREST  MARGIN

------------------------------------------------------------------------------------------

                                                               THREE MONTHS ENDED
                                                   MARCH 31,       DECEMBER 31,   MARCH 31,
                                                     1998              1997          1997

Yields (FTE)
 Loans                                              9.16%             9.23%          9.17%
 Securities                                         6.95              7.03           6.97
 Other earning assets                               7.91              7.98           6.05
                                                    ----              ----           -----
   Total earning assets                             8.26              8.34           8.24

Cost of funds
 Interest bearing deposits                          4.66              4.67           4.64
 Other interest bearing liabilities                 5.51              5.43           5.34
                                                    ----              ----           -----
   Total interest bearing liabilities               4.86              4.86           4.81
                                                    ----              ----           -----
   Total interest expense to earning assets         4.34              4.35           4.21
------------------------------------------------------------------------------------------
Net interest margin                                 3.92%             3.99%          4.03%
===========================================================================================


     A flat yield curve, combined with increased competition and pre-payments, resulted in yields on loans and securities falling from the fourth quarter which reduced the yield on earning assets by 8 basis points (b.p.) with little change in average interest-bearing expense rates. The average yield on earning assets increased 2 b.p. from first quarter 1997 despite the May 30, 1997 sale of the credit card portfolio which resulted in about a 4 b.p. reduction of the yield on earning assets. The reduced net interest margin from first quarter 1997 resulted from the 13 b.p. increase in the cost to fund earning assets, primarily due to a shift in the funding mix to marginally higher-costing funds.

     An ongoing objective of the Corporation's asset/liability management policy is to match rate-adjustable assets and liabilities at similar maturity horizons so that changes in interest rates will not result in wide fluctuations in net interest income. The rate sensitivity position is computed for various repricing intervals by calculating rate sensitivity gaps. The Corporation had a cumulative one-year positive gap on March 31, 1998, of $10,047 which represented 0.2% of the $4,196,092 in earning assets at that date. Net interest income at financial institutions with positive gaps tends to increase in periods of rising interest rates and decrease as interest rates

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS  (CONTINUED)

NET  INTEREST  INCOME,  CONTINUED
---------------------------------

decline. Management also utilizes a simulation model to measure the Corporation's net interest income volatility to changes in the level of interest rates, interest rate spreads, the shape of the yield curve and changing product growth patterns and investment strategies. Results of the simulation model indicate that the Corporation's net interest income would be affected by less than 1.0% should interest rates increase or decrease by up to 200 basis points.

NON-INTEREST  INCOME
--------------------

     During the first three months of 1998, non-interest income was $17,913 compared to $13,146 reported for the same period in 1997. Net securities gains of $653 were recorded during the first quarter of 1998 compared to $324 for the same period of 1997. Excluding securities gains, non-interest income for the three months ended March 31, 1998, totaled $17,260, which represented an increase of 34.6% compared to the same period of 1997. First quarter 1998 non-interest income was $1,116 greater than fourth quarter 1997 due to increased mortgage banking revenue, insurance commissions and investment products fees.



NON-INTEREST  INCOME
------------------------------------------------------------------------------

                                               THREE MONTHS ENDED
                                                   MARCH 31,          INCREASE
                                                1998     1997        (DECREASE)

Service charges on deposit accounts          $3,887    $ 3,163        $  724
Mortgage banking revenue                      2,724      1,113         1,611
Insurance premiums and commissions            2,686      2,047           639
Trust and plan administration fees            2,306      1,995           311
Investment products fees                      1,454        830           624
Non-interest fees on loans                      961      1,220          (259)
Net securities gains                            653        324           329
Other                                         3,242      2,454           788
------------------------------------------------------------------------------
      Total non-interest income             $17,913    $13,146        $4,767
===============================================================================

     Service charges on deposit accounts increased $724 or 22.9% due to an increased number of deposit accounts and chargeable services, higher activity fees and new fee sources combined with improved efforts to collect a greater percentage of assessed fees. Mortgage banking revenues increased by $1,611 during the first three months of 1998 compared to the same period of 1997 due to the strong demand for new and refinanced residential mortgages and increased loan sales. Insurance commissions increased $639 for the quarter ended March 31, 1998, compared to 1997. Income from the sale of life, health and disability insurance increased $286 or 32.8%. Casualty insurance premiums increased $23 or 2.5%. Profit sharing bonuses received from insurance underwriters during the first three months of 1998, which are experience related and associated with policies written during the prior year, were $330 more than payments received in 1997. Trust and plan administration fees increased $311 or 15.6% compared to the first quarter of 1997 primarily due to an increase in trust assets under management. Investment product fees increased $624 from the same period of 1997. The increase was due to the January 1998 acquisition of Wedgewood Partners, Inc., which added $459, and increased sales of annuities, mutual funds and brokered CD's by brokerage representatives of the Corporation's banking subsidiaries. Non-interest fees on loans decreased $259 during the first three months of 1998 compared to 1997, due to the May 30,

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS  (CONTINUED)

NON-INTEREST  INCOME,  CONTINUED
--------------------------------

1997 sale of the credit card portfolio. Other income increased to $3,242 during the quarter ended March 31, 1998, from $2,454 for the comparable period of 1997. During the first three months of 1998, the Corporation received $169 of shared credit card revenues under terms of a joint marketing arrangement entered into upon the sale of its credit card portfolio. The remaining increase is due in part to increased revenues of $272 from net securities trading account gains, $222 from the corporate-owned life insurance program, $46 from increased debit card volume and $38 from non-customer ATM access fees.

NON-INTEREST  EXPENSE
---------------------

     Non-interest expense, which includes personnel, occupancy costs, equipment and other operating expenses was $34,616 for the three months ended March 31, 1998, compared to $31,327 for the same period of 1997, an increase of 10.5%. Non-interest expense increased $620, or 7.3% on an annualized basis, from the fourth quarter of 1997. The January 1, 1998 acquisition of Wedgewood Partners, Inc. accounted for $545 of the increases.



NON-INTEREST  EXPENSE
------------------------------------------------------------------------------

                                             THREE MONTHS ENDED
                                                   MARCH 31,         INCREASE
                                               1998       1997      (DECREASE)

Salaries and employee benefits               $18,757     $17,345       $1,412
Data processing and other services             2,995       2,931           64
Occupancy                                      2,502       2,272          230
Equipment                                      2,001       1,885          116
Advertising and promotion                      1,240         977          263
Professional fees                              1,187         974          213
Postage and freight                              893         877           16
Printing and supplies                            803         950         (147)
Other                                          4,238       3,116        1,122
-----------------------------------------------------------------------------
      Total non-interest expense             $34,616     $31,327       $3,289
==============================================================================


     Salaries and employee benefits increased $1,412 or 8.1% for the three month period in 1998 over 1997. Performance-based incentives and commissions increased $336 to $1,798 during the first three months of 1998 and represented 9.6% of salaries and employee benefits expense compared to 8.4% for the same period of 1997. The Corporation continues to emphasize performance-based awards tied to net income per share and sales of fee-based services. The Wedgewood acquisition accounted for $268 of the increase in salaries and employee benefits. The remaining increase is generally due to normal salary increases and related expenses associated with increased business activity.
Occupancy and equipment expenses increased 10.1% and 6.2%, respectively, during the first quarter of 1998 as the Corporation was operating two additional banking offices and the newly acquired Wedgewood subsidiary during 1998 compared to 1997. Advertising and promotion increased $263 or 26.9% due to increased marketing efforts related to loan and deposit promotions and non-traditional banking services. Professional fees increased $213 during the first three months of 1998 compared to the same period one year ago due to increased fees in lieu of salaries as certain staff functions have been
outsourced.    Printing  and  supplies

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS  (CONTINUED)

NON-INTEREST  EXPENSE,  CONTINUED
---------------------------------

decreased $147 from 1997 due to cost-containment efforts. Other expenses increased $1,122 during the first quarter of 1998 compared to the same period of 1997. The increase was generally due to operating an additional non-bank subsidiary as previously discussed, increased foreclosed property expenses, and increased travel and communications pertaining to pending acquisitions. Operating expenses as a percentage of revenues, commonly referred to as the efficiency ratio, improved from 60% during the first quarter of 1997 to 58% during the first quarter of 1998 and the fourth quarter of 1997.

INCOME  TAX  EXPENSE
--------------------

     Income tax expense was $6,800 for the quarter ended March 31, 1998, compared with $5,909 for the same period in 1997. The effective tax rate was 33.3% and 33.8% for the quarters ended March 31, 1998 and 1997, respectively. The decline in the effective tax rate is attributable to an increase in income from tax exempt sources, including municipal investments and corporate owned-life insurance. Tax exempt interest income from municipal securities increased $581 during the first three months of 1998 as additional investments were made. Investments in corporate-owned life insurance policies on certain officers generated $222 of additional income during the first three months of 1998 compared to the same period one year ago.

YEAR  2000
----------

     Most computer programs were originally designed to recognize calendar years by only their last two digits. Consequently, these programs cannot differentiate the year 2000 and beyond from the year 1900. This programming issue will affect many data processing systems including those used by the Corporation and its commercial customers. Management has formed a committee which meets weekly to analyze the business and operational issues associated with the year 2000 and to plan for and monitor the status of corrective measures. The Corporation has outsourced most data processing activities and those vendors are responsible for modifying their programs to be compliant with year 2000 processing. The committee has found that where outside vendors are not responsible, most programs and equipment are fully depreciated and no write-off of cost will be necessary. Certifications from remaining vendors as to their year 2000 compliance are expected by mid-1998 and all systems are expected to be upgraded by December 31, 1998. Based on the foregoing, the Corporation does not expect to spend any significant amounts with outside contractors. Commercial customers are being contacted and efforts made to ensure their readiness for year 2000 also. At this time, management does not anticipate any material impact to the Corporation's operations, cash flows or financial condition as a result of year 2000.

LOANS
-----

     Loans totaled $2,445,940 at March 31, 1998, compared to $2,479,651 at December 31, 1997, and $2,305,271 at March 31, 1997. The loan portfolio decreased $33,711 from year-end 1997 and increased $140,669 from one year ago. Growth was experienced in most loan categories during the first quarter of 1998 compared to year-end 1997 and one year prior, except residential mortgage loans. Based upon projected growth in the commercial and consumer loan sectors, management intends to reduce the residential mortgage loan portfolio to approximately 25% of total loans by year-end 1998 by selling or securitizing new production. Residential mortgage loans have historically averaged a lower interest rate than other loan types and management believes overall loan yields can be increased and additional fee income generated by changing the mix of the portfolio. Loans, excluding residential mortgages, at March 31, 1998 increased by $13,511 and $226,762 from December 31, 1997 and
March  31,  1997,  respectively.

ITEM  2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS  (CONTINUED)

LOANS,  CONTINUED
-----------------


LOANS  OUTSTANDING

-----------------------------------------------------------------------------------------------

                                                             MARCH 31,  DECEMBER 31,  MARCH 31,
                                                               1998         1997        1997

Commercial, industrial and agricultural production loans  $  758,999  $     751,437  $  681,247
Tax exempt loans                                              24,590         24,830      22,411
Real estate mortgage loans:
 Commercial and agricultural                                 251,896        254,198     191,759
 Construction                                                109,080        106,362      69,314
 Residential                                                 658,600        705,822     744,693
Consumer loans                                               642,775        637,002     595,847
-----------------------------------------------------------------------------------------------
 Total loans                                              $2,445,940  $   2,479,651  $2,305,271
================================================================================================

      Commercial loans increased to $758,999 at March 31, 1998, compared to $751,437 at December 31, 1997 and $681,247 at March 31, 1997. Commercial
loans accounted for 31.0% of the loan portfolio at March 31, 1998 compared to 29.6% at March 31, 1997.

     Real estate mortgage loans, which consist of residential, commercial and agricultural loans secured by real estate and construction loans, totaled $1,019,576 at March 31, 1998, compared to $1,005,766 one year prior. Residential mortgage loans decreased $47,222 from year-end 1997 and $86,093 from one year ago. Residential mortgage loans were 26.9% of total loans at March 31, 1998, compared to 32.3% one year prior. Demand for new residential mortgage loans remained strong throughout 1997 and thus far in 1998. Consistent with management's plan to reduce the concentration in the residential mortgage loan portfolio to 25% of total loans, the Corporation sold a significant portion of that production. The Corporation originated $100 million of residential mortgage loans in the first quarter of 1998 which were sold or securitized. The Corporation generally continues to service these loans. At March 31, 1998, $904,103 of residential mortgage loans originated by the Corporation's subsidiary banks and subsequently sold in the secondary market were being serviced. The Corporation had capitalized servicing rights of $4,424 relating to $460,860 of those loans. In addition to residential real estate mortgages reported as loans, the Corporation held $35,105, $38,073 and $4,252 of real estate loans for sale at March 31, 1998, December 31, 1997, and March 31, 1997, respectively.

     Consumer loans, which include installment, home equity and credit card loans, increased $5,773 from December 31, 1997, and $46,928 from one year ago. As previously discussed, the Corporation sold its credit card portfolio effective May 30, 1997. These loans totaled $31,423 at March 31, 1997. Excluding credit card loans, consumer loans increased $78,351 from March 31, 1997. Indirect installment loan balances acquired through various automobile dealerships increased $3,286 from year-end and $46,261 from one year ago to $247,501 at March 31, 1998. Direct installment loan activity was promoted more heavily during the second half of 1997 and at March 31, 1998 had increased $16,166 or 6.0% from March 31, 1997 to $279,263. Home equity and other lines of credit outstandings totaled $116,011 at March 31, 1998, an increase of $15,924 from one year ago, or 15.9%.

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



SUMMARY  OF  ALLOWANCE  FOR  LOAN  LOSSES

------------------------------------------------------------

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                           1998         1997

Beginning balance                       $34,694      $31,262
 Provision for loan losses                2,416        2,758
 Loans charged-off                       (3,078)      (2,499)
 Recoveries                                 662          523
------------------------------------------------------------
Ending balance                          $34,694      $32,044
============================================================
Percent to total loans                    1.42%        1.39%
============================================================


     The allowance for loan losses was $34,694 at March 31, 1998 and December 31, 1997, representing 1.42% and 1.40% of total loans, respectively. The allowance was $32,044 at March 31, 1997, which represented 1.39% of total loans. Annualized net charge-offs to average loans was .39% during the first three months of 1998 compared to .35% for the same period of 1997. The provision for loan losses to average loans was .39% and .48% for the three months ended March 31, 1998 and 1997, respectively. The allowance for loan losses to non-performing loans was 213% at March 31, 1998, compared to 204% at
December  31,  1997,  and  165%    at  March  31,  1997.

     Risk assets consist of non-performing loans, foreclosed properties and loans 90 days or more past due but accruing. Although these assets have more than a normal risk of loss, they will not necessarily result in a higher level of future charge-offs or losses.

     Non-performing loans consist of loans classified as troubled debt restructurings and loans on non-accrual status. As indicated in the following table, the Corporation's non-performing loans as of March 31, 1998, totaled $16,281, a decrease of $752 from December 31, 1997. The non-performing loans to total loans ratio was .67% on March 31, 1998, as compared to .69% on
December  31,  1997,  and  .84%  on  March  31,  1997.    Total  risk  assets

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS  (CONTINUED)

ASSET  QUALITY,  CONTINUED
--------------------------

equaled .94% of loan-related assets at March 31, 1998, compared to .87% at December 31, 1997. In addition to loans classified as risk assets, there were other loans totaling $7,316 at March 31, 1998, where the borrowers were experiencing difficulties and management is closely monitoring the borrowers' abilities to comply with payment terms. However, conditions at this time do not warrant classification as risk assets.



NON-PERFORMING  AND  RISK  ASSETS

----------------------------------------------------------------------------------

                                             MARCH 31,    DECEMBER 31,    MARCH 31,
                                               1998           1997          1997
 Non-accrual loans:
 Commercial, agricultural and tax exempt     $ 7,223         $ 4,998      $ 8,108
 Real estate mortgage                          6,851           9,211        7,750
 Consumer                                      1,578           1,597        2,110
                                          -----------  --------------  -----------
      Total non-accrual                       15,652          15,806       17,968

 Restructured loans                              629           1,227        1,435
                                          -----------  --------------  -----------

      Total non-performing loans              16,281          17,033       19,403

 Foreclosed properties                         3,848           2,130        1,914
                                          -----------  --------------  -----------

      Total non-performing assets             20,129          19,163       21,317

 90 days or more past due:
 Commercial, agricultural and tax exempt         110             246          651
 Real estate mortgage                          1,526             999        1,686
 Consumer                                      1,202           1,199        1,454
                                          -----------  --------------  -----------
      Total 90 days or more past due           2,838           2,444        3,791
                                          -----------  --------------  -----------

      Total risk assets                      $22,967         $21,607      $25,108
==================================================================================
 Risk assets to loan-related assets             .94%            .87%        1.09%
==================================================================================


INVESTMENT  SECURITIES
----------------------

     Total investment securities available for sale and held to maturity represented 40.6% of earning assets at March 31, 1998, compared to 39.7% and 41.9% at December 31, 1997, and March 31, 1997, respectively. The portfolio has continued to shift toward investments in mortgage-backed securities, predominately underwritten to the standards of, and guaranteed by government sponsored enterprises. These securities generally yield 70-100 basis points more than comparable U.S. Treasury securities. Mortgage-backed securities differ from traditional debt securities in that they have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying mortgages. Prepayment rates generally can be expected to increase during periods of lower interest rates as the underlying mortgages are refinanced at lower market rates. Conversely, the average lives of these securities generally are extended as interest rates increase. The estimated average life of these securities and the overall portfolio was 4.7 years and 5.8 years, respectively, at March 31, 1998.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS  (CONTINUED)

DEPOSITS  AND  OTHER  SOURCES  OF  FUNDS
----------------------------------------

     Total deposits were $3,241,140 at March 31, 1998, compared to $3,181,447 and $3,092,318 at December 31, 1997, and March 31, 1997, respectively. Since December 31, 1997, non-interest bearing deposits and interest bearing deposits increased by $9,604 and $50,089, respectively. Money market deposit accounts increased $91,771 from year-end to $514,852 and savings accounts increased $4,098 to $209,168 while large certificates of deposit declined $19,299 during this period to $220,238 and interest checking accounts declined $9,088 to $385,013. Non-interest bearing deposits increased from March 31, 1997, by $42,467 and interest bearing deposits increased by $106,355.

     Securities sold under repurchase agreements are acquired in national markets as well as from the Corporation's commercial customers as part of a cash management service. With the increase in deposits, the Corporation reduced its funding through repurchase agreements and advances from the Federal Home Loan Bank (FHLB). Repurchase agreements were $476,985, $517,344 and $522,464 at March 31, 1998, December 31, 1997, and March 31, 1997,
respectively. A portion of these repurchase agreements, acquired to fund certain fixed rate earning assets, is being hedged by interest rate caps and swaps.

     Long-term debt totaled $287,663 at March 31, 1998, compared to $308,028 at December 31, 1997, and $196,980 at March 31, 1997. Advances from the FHLB accounted for $238,605 of total long-term debt at March 31, 1998.


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

     Liquidity is provided by projecting credit demand and other financial needs and then maintaining sufficient funding sources and assets readily convertible into cash to meet these requirements. The Corporation has provided for its liquidity needs by maintaining adequate balances in money market assets, through growth in core deposits, maturing loans and investments in its securities portfolio and by maintaining various short-term borrowing sources. At March 31, 1998, the Corporation had $243,001 in investment securities maturing within one year. The Corporation additionally has federal funds lines and other borrowing sources available to it and its subsidiary banks. Investment securities maturing within one year and unused borrowing sources are considered by management to provide adequate liquidity in view of projected needs. The Parent Company's liquidity is provided by dividends from its subsidiaries and a $50,000 bank line of credit of which $40,000 was being used at March 31, 1998.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS  (CONTINUED)

LIQUIDITY  AND  CAPITAL  RESOURCES,  CONTINUED
----------------------------------------------

     The Corporation continues to maintain a strong capital position which supports its current needs and provides a sound foundation to support further expansion. Total shareholders' equity at March 31, 1998, was $340,431, compared to $334,468 at December 31, 1997 and $316,869 at March 31, 1997. The Corporation and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their respective assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, that as of March 31, 1998, the Corporation and its banking subsidiaries exceeded all regulatory capital adequacy requirements to which they were subject.

     As of March 31, 1998, the most recent notification from regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the subsidiary banks' categories. The Corporation's actual and minimum required capital amounts and ratios as mandated by the respective principal federal regulatory authority at March 31, 1998, include:



                                                                                                        REQUIREMENTS TO BE
                                                                               MINIMUM                       CLASSIFIED
                                                  ACTUAL                     REQUIREMENTS             AS "WELL CAPITALIZED"
                                          Amount           Ratio           Amount      Ratio              Amount      Ratio
                                         --------         -------         --------    -------             ------     ------
Total Capital to risk weighted assets    $341,768         12.23%           $223,477     8.00%            $279,346    10.00%

Tier 1 Capital to risk weighted assets    307,074         11.00             111,738     4.00              167,608     6.00

Tier 1 Capital to average assets          307,074          6.95             176,637     4.00              220,796     5.00
            (leverage ratio)

PART II. OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS                                        NONE

ITEM 2.       CHANGES IN SECURITIES                                    NONE

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                          NONE

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     On April 13, 1998, the Corporation held a Special Meeting of Shareholders to consider the merger of Pinnacle Financial Services, Inc. with and into CNB Bancshares, Inc. There were 20,471,688 shares outstanding on the February 17, 1998, record date. The following represents the results of the approved merger:


                                Affirmative              Withheld
                                -----------              --------
                                 14,566,685                78,403



     On  April  21,  1998,  the  Corporation  held  its  Annual  Meeting  of
Shareholders.   There were 20,431,695 shares outstanding on the March 5, 1998, record  date.

     The following directors received votes as noted and were elected to terms to expire in 2001:





                                      Affirmative               Withheld
                                      -----------               --------
             Edmund Hafer, Jr.        16,503,805                 73,589
             Burkley F. McCarthy      16,516,638                 60,756
             Thomas W. Traylor        16,520,923                 56,471




     Continuing directors and the date of the expiration of their term in office is as follows:



                       1999                     2000
                       ----                     ----
              H. Lee Cooper, III           James J. Giancola
              John D. Engelbrecht          Robert L. Koch, II
              Robert K. Ruxer              Lawrence J. Kremer



     Additionally, shareholders voted upon and adopted an amendment to the Restated Articles of Incorporation of the Company to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000. The following represents the results of the approved adoption:




                                Affirmative              Withheld
                                -----------              --------
                                16,085,382                345,602

ITEM 5.  OTHER INFORMATION                                 NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         Exhibits
         --------
         a.  The following exhibit is submitted herewith:

         27 - Financial Data Schedule

         Reports on Form 8-K
         -------------------
         b. A report on Form 8-K dated May 1, 1998 was filed regarding the announcement of the completion of the merger of Pinnacle Financial Services,Inc. with CNB Bancshares, Inc.








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






                                                CNB Bancshares, Inc.
                                         -------------------------------------
                                                   (Registrant)



Date  May 12, 1998                 by    /s/ James J. Giancola
      ----------------------------       -------------------------------------
                                         James J. Giancola,
                                         President and Chief Executive Officer



Date  May 12, 1998                 by    /s/ Ralph L. Alley
      -----------------------------      -------------------------------------
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