Form 10-Q/A
period 1998-03-31
CNB BANCSHARES INC
filed 1998-05-28
CIK 724198

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


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





                                            INDEX



                                                                       Page  No.
                                                                       ---------




PART II.      Other Information...........................................1

Signatures................................................................2










PART II. OTHER INFORMATION



ITEM 2.       CHANGES IN SECURITIES

     Pursuant to an Agreement and Plan of Reorganization dated December 23, 1997, by and among the Registrant, The Citizens National Bank of Evansville, a wholly owned subsidiary of the Corporation, Wedgewood Partners, Inc., a Missouri corporation, and the shareholders of Wedgewood Partners, Inc., on January 1, 1998, the Corporation issued 109,800 shares of its common stock to the twenty-one (21) shareholders of Wedgewood Partners, Inc. in exchange for all of the issued and outstanding shares of Wedgewood Partners, Inc. common stock (61,000 shares). The closing sale price of the Registrant's common stock on the last trading day prior to the January 1, 1998 effective date of the acquisition was $48.1875.

     The 109,800 shares of the Registrant's common stock that were issued to the shareholders of Wedgewood Partners, Inc. were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption from registration provided by Rule 506 of Regulation D promulgated under the Securities Act. Each of the shareholders of Wedgewood Partners, Inc. was an accredited investor within the meaning of Rule 501 (a) of Regulation D.



Page 1


                             CNB BANCSHARES, INC.
                                   FORM 10-Q/A


SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                CNB Bancshares, Inc.
                                         -------------------------------------
                                                   (Registrant)



Date  May 28, 1998                 by    /s/ James J. Giancola
      ----------------------------       -------------------------------------
                                         James J. Giancola,
                                         President and Chief Executive Officer





Date  May 28, 1998                 by    /s/ Ralph L. Alley
      ----------------------------       -------------------------------------
                                         Ralph L. Alley, Senior Vice President
                                         Controller and Treasurer
                                         (Principal Accounting Officer)




Page 2