Form 10-Q
period 1998-06-30
CNB BANCSHARES INC
filed 1998-08-14
CIK 724198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934


                         FOR THE QUARTERLY PERIOD ENDED

                                  JUNE 30, 1998


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No
                                                     ----     ----

     As of August 4, 1998, there were 34,419,586 outstanding shares, without par value, of the registrant.

Exhibit index is on page 25.


Page



                                        INDEX

                                                                      Page No.
                                                                      --------
PART I.      Financial Information

   Item 1.        Financial Statements:

                  Consolidated Balance Sheet. . . . . . . . . . .          1

                  Consolidated Statement of Income. . . . . . . .          2

                  Consolidated Condensed Statement of
                     Changes in Shareholders' Equity. . . . . . .          3

                  Consolidated Statement of Cash Flows. . . . . .          4

                  Notes to Consolidated Financial Statements. . .          5-10

   Item 2.        Management's Discussion and Analysis of
                     Financial Condition and Results of Operations         11-21

   Item 3.        Quantitative and Qualitative Disclosures
                     about Market Risk. . . . . . . . . . . . . .          21

PART II.     Other Information. . . . . . . . . . . . . . . . . .          22-23

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .          24

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . .          25


Page





PART  I.  FINANCIAL  INFORMATION
ITEM  I.  FINANCIAL  STATEMENTS
                                             CNB BANCSHARES, INC.
                                          CONSOLIDATED BALANCE SHEET
                                     (In thousands, except for share data)
                                                  (Unaudited)




                                                                         JUNE 30,   DECEMBER 31,    JUNE 30,
                                                                           1998         1997          1997
                                                                        ---------   ------------   ---------

ASSETS
------
     Cash and due from banks                                            $  272,936  $     160,189  $  172,014
     Federal funds sold and other short-term money market investments       10,582         20,773      18,937
                                                                        ----------  -------------  -----------
        TOTAL CASH AND CASH EQUIVALENTS                                    283,518        180,962     190,951
     Loans held for sale                                                   156,407         50,823      10,545
     Investment securities available for sale                            2,010,345      1,854,025   1,990,639
     Investment securities held to maturity
        (Market value $214,485 at June 30, 1998, $236,242 at
           December 31, 1997, and $244,383 at June 30, 1997)               208,964        230,903     242,885
     Loans, net of unearned income                                       3,693,886      3,987,447   3,853,365
     Less:  Allowance for loan losses                                       53,738         55,223      47,075
                                                                        ----------  -------------  -----------
        NET LOANS                                                        3,640,148      3,932,224   3,806,290
     Premises and equipment                                                 98,667        104,420     100,237
     Intangible assets                                                      50,219         48,620      50,123
     Interest receivable                                                    47,694         46,078      46,710
     Other assets                                                          164,458        148,081     117,160
                                                                        ----------  -------------  -----------

           TOTAL ASSETS                                                 $6,660,420  $   6,596,136  $6,555,540
                                                                        ==========  =============  ===========

LIABILITIES
-----------
     Deposits:
       Non-interest bearing                                             $  590,621  $     468,438  $  458,603
       Interest bearing                                                  4,101,184      4,146,624   4,140,092
                                                                        ----------  -------------  -----------
         TOTAL DEPOSITS                                                  4,691,805      4,615,062   4,598,695
     Securities sold under repurchase agreements                           501,708        586,855     663,121
     Federal funds purchased and other short-term borrowings               113,004         94,220     110,762
     FHLB advances and other long-term debt                                605,861        726,658     632,896
     Interest payable and other liabilities                                 72,602         57,878      47,783
                                                                        ----------  -------------  -----------
           TOTAL LIABILITIES                                             5,984,980      6,080,673   6,053,257

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE CORPORATION'S
     CONVERTIBLE SUBORDINATED DEBENTURES                                   172,500

SHAREHOLDERS' EQUITY
--------------------
     Common stock, $1 stated value
       Shares authorized: 100,000,000
       Shares issued: 33,325,213 at June 30, 1998, 33,484,443 at
         December 31, 1997, and 32,274,462 at June 30, 1997                 33,325         33,484      32,274
     Capital surplus                                                       352,356        364,987     331,512
     Retained earnings                                                     110,532        110,343     140,808
     Accumulated other comprehensive income (loss) - net unrealized
        gains (losses) on investment securities available for sale           6,727          6,649      (2,311)
                                                                        ----------  -------------  -----------
           TOTAL SHAREHOLDERS' EQUITY                                      502,940        515,463     502,283
                                                                        ----------  -------------  -----------

           TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $6,660,420  $   6,596,136  $6,555,540
                                                                        ==========  =============  ===========

See notes to consolidated financial statements.



                                                     CNB BANCSHARES, INC.
                                               CONSOLIDATED STATEMENT OF INCOME
                                            (In thousands, except for share data)
                                                         (Unaudited)

                                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                    JUNE 30,                   JUNE 30,
                                                                               1998          1997         1998         1997
                                                                          ------------  -----------  -----------  -----------

INTEREST INCOME
    Loans, including fees:
        Taxable                                                           $    83,463   $    85,073  $   170,571  $   167,007
        Tax exempt                                                                554           577        1,094        1,133
    Loans held for sale                                                         1,023           198        1,775          292
    Investment securities:
        Taxable                                                                29,096        35,275       59,837       69,217
        Tax exempt                                                              4,453         3,070        8,118        5,988
    Federal funds sold and other short-term
        money market investments                                                  165           374          282          759
                                                                          ------------  -----------  -----------  -----------
                Total interest income                                         118,754       124,567      241,677      244,396

INTEREST EXPENSE
    Deposits                                                                   46,367        47,793       93,659       94,703
    Short-term borrowings                                                       9,237         9,545       18,275       17,898
    FHLB advances and other long-term debt                                      9,108         9,173       18,586       17,451
                                                                          ------------  -----------  -----------  -----------
                Total interest expense                                         64,712        66,511      130,520      130,052
                                                                          ------------  -----------  -----------  -----------
NET INTEREST INCOME                                                            54,042        58,056      111,157      114,344
Provision for loan losses                                                       1,761         4,086        5,077        7,649
                                                                          ------------  -----------  -----------  -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                            52,281        53,970      106,080      106,695

NON-INTEREST INCOME
    Service charges on deposit accounts                                         6,344         4,866       11,764        9,300
    Mortgage banking revenue                                                    5,736         2,047        9,508        3,927
    Trust and plan administration fees                                          2,847         2,342        5,399        4,549
    Insurance premiums and commissions                                          2,868         2,546        6,113        5,107
    Investment products fees                                                    1,897         1,535        3,472        3,312
    Non-interest fees on loans                                                  1,582         1,777        2,753        3,193
    Net securities gains                                                          590           359        1,223          742
    Other                                                                       4,389         4,149        8,822        7,467
                                                                          ------------  -----------  -----------  -----------
                Total non-interest income                                      26,253        19,621       49,054       37,597
                                                                          ------------  -----------  -----------  -----------
NON-INTEREST EXPENSE
    Salaries and employee benefits                                             35,762        24,257       60,722       47,909
    Data processing and other services                                          5,330         3,824        8,903        7,516
    Occupancy                                                                   5,270         3,256        8,933        6,647
    Equipment                                                                   8,502         2,810       11,809        5,541
    Advertising and promotion                                                   2,027         1,573        3,662        3,015
    Professional fees                                                           9,741         1,683       11,542        3,337
    Postage and freight                                                         1,341         1,191        2,701        2,384
    Printing and supplies                                                       1,599         1,140        2,793        2,455
    Amortization of intangible assets                                           1,160         1,122        2,317        2,244
    Other                                                                      14,260         5,202       19,496        9,045
                                                                          ------------  -----------  -----------  -----------
                Total non-interest expense                                     84,992        46,058      132,878       90,093
                                                                          ------------  -----------  -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES                                              (6,458)       27,533       22,256       54,199
Income taxes                                                                      423         9,512        9,556       18,630
                                                                          ------------  -----------  -----------  -----------
                                                                               (6,881)       18,021       12,700       35,569
Distribution pertaining to guaranteed preferred beneficial interests in
     the Corporation's convertible subordinated debentures, net of tax            132                        132
                                                                          ------------  -----------  -----------  -----------

NET INCOME (LOSS)                                                         $    (7,013)  $    18,021  $    12,568  $    35,569
                                                                          ============  ===========  ===========  ===========

NET INCOME (LOSS) PER SHARE:
BASIC                                                                     $      (.21)  $       .54  $       .38  $      1.07
                                                                          ============  ===========  ===========  ===========

DILUTED                                                                   $      (.21)  $       .53  $       .37  $      1.05
                                                                          ============  ===========  ===========  ===========

AVERAGE SHARES OUTSTANDING:
BASIC                                                                      33,460,399    33,195,885   33,506,656   33,300,994
                                                                          ============  ===========  ===========  ===========

DILUTED                                                                    34,112,906    33,829,628   34,025,063   33,931,002
                                                                          ============  ===========  ===========  ===========

See notes to consolidated financial statements.



                                     CNB BANCSHARES, INC.
              CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                        (In thousands)
                                          (Unaudited)

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                      1998       1997       1998       1997
                                                    ---------  ---------  ---------  ---------
BEGINNING BALANCE                                   $524,635   $484,860   $515,463   $495,673
   Comprehensive income:
        Net income (loss)                             (7,013)    18,021     12,568     35,569
        Other comprehensive income (loss)              1,080     13,266         78     (1,103)
                                                    ---------  ---------  ---------  ---------
                Comprehensive income (loss)           (5,933)    31,287     12,646     34,466
   Cash dividends declared                            (4,699)    (6,599)   (12,378)   (13,065)
   Issuance of common stock for:
        Dividend reinvestment plan                                  868                 1,817
        Stock options exercised                          484        700      3,319      1,244
        Exercise and conversion of stock purchase
            contracts and debentures                                238                   381
        Acquisitions                                                         3,126
        Employee incentive plans                                             1,530
        Other                                            109         55        658         55
   Adjustment to conform year-ends                                                       (745)
   Purchase and retirement of common stock           (11,656)    (9,126)   (21,424)   (17,543)
                                                    ---------  ---------  ---------  ---------
ENDING BALANCE                                      $502,940   $502,283   $502,940   $502,283
                                                    =========  =========  =========  =========

See notes to consolidated financial statements.



                                               CNB BANCSHARES, INC.
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (In thousands)
                                                   (Unaudited)
                                                                                               SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                               1998        1997
                                                                                           ----------   ---------

OPERATING ACTIVITIES:
      Net income                                                                         $    12,568   $  35,569
      Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                                     16,655       8,881
            Provision for loan losses                                                          5,077       7,649
            Amortization of premiums and discounts on securities                               3,937       1,757
            Net gains on securities                                                           (1,223)       (742)
            Loans originated for sale                                                       (397,161)    (99,900)
            Proceeds from sale of loans                                                      388,039     107,297
            Increase in interest receivable and other assets, net of amortization            (14,343)    (17,193)
            Increase (decrease) in interest payable and other liabilities                     15,722      (7,048)
                                                                                         ------------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     29,271      36,270
                                                                                         ------------  ----------

INVESTING ACTIVITIES:
      Cash and cash equivalents of subsidiaries acquired, net of purchase price                  876
      Principal payments received on investment securities available for sale                397,299     110,863
      Proceeds from the sale of investment securities available for sale                     794,602     360,755
      Purchase of investment securities available for sale                                (1,350,371)   (556,936)
      Proceeds from the maturity of investment securities held to maturity                    21,748       4,977
      Net decrease (increase) in loans                                                       185,152    (171,604)
      Purchase of premises and equipment                                                      (6,749)     (7,721)
                                                                                         ------------  ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                           42,557    (259,666)
                                                                                         ------------  ----------

FINANCING ACTIVITIES:
      Net increase in deposits                                                                76,348       4,962
      Net increase (decrease) in short-term borrowings                                       (66,840)    111,332
      Payment and maturity of long-term debt                                                (346,729)    (84,033)
      Proceeds from long-term borrowings                                                     225,932     171,352
      Proceeds pertaining to guaranteed preferred beneficial interests in
            the Corporation's convertible subordinated debentures                            172,500
      Cash dividends paid                                                                    (12,378)    (13,065)
      Proceeds from common stock issued for dividend reinvestment plan                                     1,817
      Proceeds from exercise of stock options                                                  3,319       1,244
      Purchase and retirement of common stock                                                (21,424)    (17,543)
      Contribution to fund ESOP                                                                               51
                                                                                         ------------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     30,728     176,117
                                                                                         ------------  ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         102,556     (47,279)

Adjustment to conform year-ends                                                                             (745)

CASH AND CASH EQUIVALENTS AT JANUARY 1,                                                      180,962     238,975
                                                                                         ------------  ----------

CASH AND CASH EQUIVALENTS AT JUNE 30,                                                    $   283,518   $ 190,951
                                                                                         ============  ==========

Supplemental disclosure:
      Cash paid for:
            Interest                                                                     $   131,899   $ 128,357
            Income taxes                                                                      17,568      16,592
      Non-cash investing and financing activities:
            Common stock issued for acquisitions                                               3,126
            Stock issued in exchange of debentures and pursuant
                 to employee incentive plans                                                   1,530         400

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and do not include all the information and footnotes required for a complete presentation of consolidated financial statements. The Corporation's accounting and reporting policies for interim financial reporting are consistent with those followed for annual financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods reported have been included in the foregoing interim consolidated financial statements. The interim results of operations presented are not necessarily indicative of the results that may be expected for the full year. A complete description of the Corporation's accounting policies and footnotes is contained in the 1997 Annual Report to Shareholders and in the Form 8-K dated June 3,
1998 which contains supplemental consolidated financial statements giving retroactive effect to the completion of the merger of Pinnacle Financial Services, Inc. (Pinnacle) with the Corporation.

NOTE 2: BUSINESS COMBINATIONS

     On April 17, 1998, the Corporation issued 13,116,166 shares and assumed the terms of stock options to allow the purchase of 123,901 shares of its common stock in exchange for all of the outstanding shares of Pinnacle, headquartered in St. Joseph, Michigan. The acquisition was accounted for under the pooling of interests method of accounting and, accordingly, all financial data of the Corporation for prior periods has been restated to include the financial position and operating results of Pinnacle.

     On January 1, 1998, the Corporation issued 109,800 shares of its common stock for the acquisition of Wedgewood Partners, Inc., a full service broker/dealer and asset management firm based in St. Louis, Missouri. Goodwill of $2,345 is being amortized on a straight-line basis over 15 years. The acquisition was accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements include the assets and liabilities and results of operations from the January 1, 1998 transaction date forward. Pro forma disclosure of the effects of this acquisition has not been presented as the amounts involved in the transaction were not material to the Corporation's financial results.

     On August 3, 1998, the Corporation issued 1,088,942 shares and assumed the terms of stock options to allow the purchase of 29,377 shares of its common stock in exchange for all of the outstanding shares of National Bancorp (National) of Tell City, Indiana. At June 30, 1998, National had total assets and shareholders' equity of $194,043 and $18,687, respectively. The acquisition will be accounted for under the pooling of interests method of accounting without restatement of prior periods, as the amounts involved are not material to the Corporation's financial results.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)




NOTE 3: INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

                                                     GROSS         GROSS
                                      AMORTIZED    UNREALIZED    UNREALIZED     MARKET
                                         COST        GAINS         LOSSES       VALUE
Available for Sale at June 30, 1998:
   U.S. Treasury                      $   16,197  $       340                $   16,537
   Federal agencies:
     Bonds and notes                     303,960          766  $      (205)     304,521
     Mortgage-backed securities        1,275,004        8,787         (944)   1,282,847
  State and municipal                    240,077        4,165       (1,098)     243,144
  Collateralized mortgage obligations     79,376          763       (1,962)      78,177
  Other securities                        84,612          530          (23)      85,119
---------------------------------------------------------------------------------------
     Total                            $1,999,226  $    15,351  $    (4,232)  $2,010,345
=======================================================================================



                                                     GROSS         GROSS
                                      AMORTIZED    UNREALIZED    UNREALIZED    MARKET
                                         COST        GAINS         LOSSES      VALUE
Held to Maturity at June 30, 1998:
  Federal agencies:
    Mortgage-backed securities        $   61,872  $       113   $      (430)  $ 61,555
  State and municipal                    136,618        5,980           (97)   142,501
  Collateralized mortgage obligations     10,474                        (45)    10,429
--------------------------------------------------------------------------------------
     Total                            $  208,964  $     6,093   $      (572)  $214,485
======================================================================================

     The amortized cost and estimated market value of investment securities at June 30, 1998, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



NOTE  3:  INVESTMENT  SECURITIES  AVAILABLE  FOR  SALE  AND  HELD  TO  MATURITY,
          CONTINUED

                                          AVAILABLE FOR SALE       HELD TO MATURITY
                                         AMORTIZED     MARKET    AMORTIZED    MARKET
                                            COST       VALUE        COST      VALUE
Maturity distribution
 at June 30, 1998:
   Due in one year or less               $    8,269  $    8,355  $      875  $    878
   Due after one year through five years     23,523      23,969      24,406    25,145
   Due after five years through ten years   283,693     285,137      59,885    62,471
   Due after ten years                      245,001     246,983      51,451    54,007
   Mortgage-backed securities             1,275,004   1,282,847      61,873    61,556
   Collateralized mortgage obligations       79,375      78,177      10,474    10,428
-------------------------------------------------------------------------------------
       Total debt securities              1,914,865   1,925,468     208,964   214,485
   Equity securities                         84,361      84,877
-------------------------------------------------------------------------------------
       Total                             $1,999,226  $2,010,345  $  208,964  $214,485
=====================================================================================

     Proceeds from sales of investment securities available for sale during the six months ended June 30, 1998 and 1997 were $794,602 and $360,755, respectively. Gross gains and (losses) realized on those sales were $1,946 and ($723), respectively, for the six months ended June 30, 1998 and $1,520 and ($778) for the six months ended June 30, 1997, respectively.

NOTE 4: IMPAIRED LOANS

     At June 30, 1998, impaired loans totaled $35,049. An allowance for loan losses of $2,076 was recorded for impaired loans totaling $10,501. At December 31, 1997, impaired loans totaled $42,097. An allowance of $5,159 was recorded for impaired loans totaling $26,035. The average balance for impaired loans was $38,609 for the six months ended June 30, 1998.

NOTE 5: INTEREST RATE CONTRACTS

     The Corporation has entered into interest rate contracts as a hedge against the interest costs of certain deposits, repurchase agreements and long-term borrowings to manage its interest rate sensitivity. Interest rate swaps (swaps) represent an exchange of interest payments and the underlying principal balances of the liabilities are not affected. At June 30, 1998, the Corporation had swaps with a notional value of $440,000. The swaps require the Corporation to pay a fixed rate of interest ranging from 5.32% to 5.60% and receive a variable rate based on one-month or three-month LIBOR. The contracts terminate on or prior to April 7, 2005. The Corporation realized $263 in net receipts from swaps during the six months ended June 30, 1998. The carrying value and estimated market value of all interest rate contracts at June 30, 1998, was $944 and $415, respectively.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)




NOTE 6:  LONG-TERM DEBT

                                                        JUNE 30,   DECEMBER 31,   JUNE 30,
                                                          1998         1997         1997
                                                        ---------  -------------  ---------

Parent Company:
  Convertible subordinated debentures, 7.50%, redeemed
    October  1997                                                                 $   5,629

  Notes payable, unsecured:
    9.81%, paid in 1997                                                               2,400

    Variable rate adjusted with changes in LIBOR,
      payable $250 quarterly through 2000 (6.16%,
      6.47% and 6.29% at June 30, 1998, December 31,
      1997, and June 30, 1997, respectively)            $   3,000    $   3,500        4,000

    Variable rate adjusted with changes in LIBOR, due
      1999 (6.16%, 6.47% and 6.29% at June 30, 1998,
      December 31, 1997, and June 30, 1997,
      respectively)                                                     35,000       15,000

Subsidiaries:
  Federal Home Loan Bank advances, due at various dates
    through 2016 (weighted average rates of 5.56%,
    5.68% and 5.81% at June 30, 1998, December 31,
    1997, and June 30, 1997, respectively)                594,842      677,979      597,000

Other, including capitalized leases                         8,019       10,179        8,867
-------------------------------------------------------------------------------------------
    Total                                               $ 605,861    $ 726,658    $ 632,896
===========================================================================================

     Qualifying, unencumbered mortgage assets up to 170% of the aggregate amount of advances and Federal Home Loan Bank stock have been pledged as collateral for the Federal Home Loan Bank advances.


NOTE 7: GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE CORPORATION'S CONVERTIBLE SUBORDINATED DEBENTURES

     In June 1998 the Corporation issued $172,500 of trust preferred securities through CNB Capital Trust I, a Delaware statutory business trust created and controlled by the Corporation. The trust preferred securities have a liquidation amount of $25 per share with a cumulative annual distribution rate of 6.0%, payable quarterly, and mature on June 30, 2028. The trust preferred securities are convertible on or after August 22, 1998 at the initial conversion ratio of .4605 shares of common stock of the Corporation for each trust preferred security (equivalent to an initial conversion price of $54.29), subject to certain adjustments.

     The sole assets of CNB Capital Trust I are $177,835 of convertible subordinated debentures of the Corporation with the interest rate, maturity date and conversion rate substantially identical to those of the trust preferred securities. The Corporation owns all of the common securities of CNB Capital Trust I. The back-up obligations of the Corporation with respect to the trust preferred securities constitute, in the aggregate, a full and

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 7: GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE CORPORATION'S CONVERTIBLE SUBORDINATED DEBENTURES, CONTINUED


unconditional guarantee by the Corporation of the obligations of CNB Capital Trust I under the trust preferred securities.

     The Corporation may redeem the convertible subordinated debentures and thereby cause a redemption of the trust preferred securities in whole (or in part from time to time) on or after June 23, 2001, or in whole (but not in part) within 90 days following the occurrence and continuance of certain adverse federal income tax or capital treatment events.

     The Corporation records distributions payable on the trust preferred securities similar to a minority interest distribution, net of tax, in its Consolidated Statement of Income.


NOTE 8:  NET INCOME PER SHARE

     All share data included in the consolidated financial statements, notes and Management's Discussion and Analysis has been adjusted for stock dividends.

     The following table reconciles the numerators and denominators for basic and diluted net income (loss) per share. Diluted net income per share was not reported for the three months ended June 30, 1998 as the additional shares were anti-dilutive.





                                                    THREE MONTHS ENDED  SIX MONTHS ENDED
                                                          JUNE 30,           JUNE 30,
                                                       1998      1997     1998     1997
-----------------------------------------------------------------------------------------
NUMERATOR:
  For basic net income (loss) per share - Net
    income (loss)                                     $(7,013)  $18,021  $12,568  $35,569
  Effect of dilutive securities:
    6.00% trust preferred securities                      132                132
    7.50% convertible subordinated debentures                        64               134
-----------------------------------------------------------------------------------------
For diluted net income (loss) per share - Net
    income (loss) after assumed conversions           $(6,881)  $18,085  $12,700  $35,703
=========================================================================================

DENOMINATOR (IN THOUSANDS):
  For basic net income (loss) per share - Average
    shares outstanding                                 33,460    33,196   33,507   33,301
  Effect of dilutive securities:
    6.00% trust preferred securities                      266                133
    7.50% convertible subordinated debentures                       335               342
    Stock options                                         387       299      385      288
-----------------------------------------------------------------------------------------
  For diluted net income (loss) per share - Average
    shares outstanding after assumed conversions       34,113    33,830   34,025   33,931
=========================================================================================

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 9:  COMPREHENSIVE INCOME

     The Corporation adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income, effective January 1, 1998, which established standards for the reporting and display of comprehensive income and its components.

     The Corporation's other comprehensive income (loss) included the following components:





                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                             JUNE 30,               JUNE 30,
                                                          1998    1997          1998      1997
-----------------------------------------------------------------------------------------------
Net unrealized gains (losses) on available for sale
    securities                                           $1,431  $13,480        $ 805  $  (662)
Less:  Adjustment for net securities gains realized in
       net income (loss), net of tax                        351      214          727      441
-----------------------------------------------------------------------------------------------
    Other comprehensive income (loss)                    $1,080  $13,266        $  78  $(1,103)
===============================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except for share data)

OVERVIEW
--------

     The Corporation completed its merger with Pinnacle Financial Services (Pinnacle) on April 17, 1998. In conjunction with that merger, which was accounted for as a pooling of interests, the Corporation recorded merger and other related charges of $30.2 million, net of tax, or $.89 per share. With these charges, net income for the six months ended June 30, 1998, was $12,568 or $.37 per diluted share compared to $35,569 or $1.05 per diluted share for the six months ended June 30, 1997. The charges resulted in a net loss for 1998 second quarter of $7,013 or $.21 per share compared to net income of $19,581 or $.58 per diluted share for first quarter 1998 and $18,021 or $.53 per diluted share for the second quarter of 1997.

     Excluding the merger and related charges, income was $23,201 or $.68 per diluted share and the annualized returns on average assets and shareholder's equity for the quarter ended June 30, 1998, were 1.42% and 17.87%, respectively, compared to 1.20% and 15.30%, respectively, for the first quarter of 1998 and 1.12% and 14.50% for the second quarter of 1997, respectively.

     The Corporation's average assets for the three months ended June 30, 1998, was $6,546,113, which was $15,072 greater than the average of $6,531,041 for the quarter ended March 31, 1998, and $91,458 greater than average assets for the three month period ended June 30, 1997.

     Cash dividends of $.23 per share were declared during the second quarter of 1998, representing an increase of 10% from the $.21 per share for the same period of 1997. Total dividends declared for the first six months of 1998 and 1997 were $12,378 and $13,065, respectively.

NET INTEREST INCOME
-------------------

     Net interest income is the Corporation's largest component of income and represents the difference between interest and fees earned on loans and investments and the interest paid on interest bearing liabilities. Net interest income was $54,042 for the three months ended June 30, 1998, compared with $58,056 for the same period in 1997. Net interest income was reduced $3,889 to conform Pinnacle's accounting procedures for loan and investment security premiums to that used by the Corporation. In addition, a prepayment penalty of $123 was incurred to refinance certain Federal Home Loan Bank borrowings at Pinnacle at more favorable terms. Primarily as a result of these charges, which totaled $4,012, net interest income declined $3,073 from first quarter 1998 and $4,014 from second quarter 1997. Net interest income for the six months ended June 30, 1998, was reduced $3,187 from the same period of 1997 due primarily to these charges.

     The net interest margin is a percentage computed by dividing net interest income on a fully taxable equivalent basis (FTE) by average earning assets and represents a measure of basic earnings on interest bearing assets held by the Corporation. The annualized net interest margins were 3.70%, 3.85%, and 3.93% respectively, for the three months ended June 30, March 31, 1998, and June 30, 1997. The charges discussed above reduced the net interest margin by 26 basis points (b.p.). Consequently, the core net interest margin of 3.96% was improved 3 b.p. from second quarter 1997 and was 11 b.p. above first quarter 1998. Total earning assets of $6,079,584 was $6,590 and $3,885 lower than first quarter 1998 and second quarter 1997, respectively. Earning assets for the six months ended June 30, 1998, was $6,082,861 compared to $6,006,103 for the same period of 1997. Loans comprised 63% of average earning assets for the most recent quarter compared to 65% for 1998 first quarter and 62% for 1997 second quarter. Excluding the charges discussed above, the yield on total earning assets fell 1 b.p.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET INTEREST INCOME, CONTINUED
------------------------------

from first quarter 1998 to 8.22%. The changes had no effect on total interest expense to earning assets of 4.26% which was 12 b.p. lower than that for the first quarter due primarily to lower rates paid on interest checking and base savings products.


NET INTEREST MARGIN
------------------------------------------------------------------------------
                                                    THREE MONTHS ENDED
                                              JUNE 30,   MARCH 31,   JUNE 30,
                                                1998        1998       1997
Yields (FTE)
 Loans                                            8.72%       8.95%      9.11%
 Securities                                       6.65        6.98       7.07
 Other earning assets                             5.85        4.83       6.67
                                              ---------  ----------  ---------
   Total earning assets                           7.96        8.23       8.33

Cost of funds
 Interest bearing deposits                        4.48        4.61       4.66
 Other interest bearing liabilities               5.50        5.46       5.51
                                              ---------  ----------  ---------
   Total interest bearing liabilities             4.74        4.83       4.88
                                              ---------  ----------  ---------
   Total interest expense to earning assets       4.26        4.38       4.40
------------------------------------------------------------------------------
Net interest margin                               3.70%       3.85%      3.93%
==============================================================================


     An ongoing objective of the Corporation's asset/liability management policy is to match rate-adjustable assets and liabilities at similar maturity horizons so that changes in interest rates will not result in wide fluctuations in net interest income. The rate sensitivity position is computed for various repricing intervals by calculating rate sensitivity gaps. The Corporation had a cumulative one-year positive gap on June 30, 1998, of $389,859 which represented 6.4% of the $6,080,184 in earning assets at that date. Net interest income at financial institutions with positive gaps tends to increase in periods of rising interest rates and decrease as interest rates decline. Management also utilizes a simulation model to measure the Corporation's net interest income volatility to changes in the level of interest rates, interest rate spreads, the shape of the yield curve and changing product growth patterns and investment strategies. Results of the simulation model indicate that the Corporation's net interest income would be affected by approximately 1.0% or less should interest rates increase or decrease by up to 200 basis points.

NON-INTEREST INCOME
-------------------

     Non-interest income for the six months ended June 30, 1998, was $49,054 which was increased $11,457 or 30.5% from the same period of 1997. Non-interest income for the three months ended June 30, 1998, was $26,253 and increased $3,452 from first quarter 1998 and $6,632 or 33.8% from second quarter 1997. Non-interest income was reduced $252 due to the Pinnacle merger and the related conversion of their loan and deposit systems to the Corporation's.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NON-INTEREST INCOME, CONTINUED
------------------------------


NON-INTEREST INCOME
------------------------------------------------------------------
                                     SIX MONTHS ENDED
                                         JUNE  30,        INCREASE
                                      1998     1997      (DECREASE)
Service charges on deposit accounts  $11,764  $ 9,300      $ 2,464
Mortgage banking revenue               9,508    3,927        5,581
Trust and plan administration fees     5,399    4,549          850
Insurance premiums and commissions     6,113    5,107        1,006
Investment products fees               3,472    3,312          160
Non-interest fees on loans             2,753    3,193         (440)
Net securities gains                   1,223      742          481
Other                                  8,822    7,467        1,355
------------------------------------------------------------------
    Total non-interest income        $49,054  $37,597      $11,457
==================================================================


     Service charges on deposit accounts increased $2,464 year-to-date 1998 or 26.5% from 1997 due to an increased number of deposit accounts, chargeable services, higher activity fees and new fee sources. Service charges on deposit accounts for the second quarter were $6,344 compared to $5,420 for first quarter 1998 and $4,866 for second quarter 1997. Mortgage banking revenue through June 30, 1998, was $9,508 and increased $5,581 or 142.1% from 1997 due to the strong demand for new and refinanced residential mortgages and increased loan sales. The Corporation has elected to sell the majority of its 1998 loan production in addition to approximately $100 million of Pinnacle loans. Mortgage banking revenue was $5,736 for the second quarter compared to $3,772 for the first quarter and $2,047 for 1997 second quarter. Insurance premiums and commissions increased $1,006 or 19.7% year-to-date from 1997 due to increased sales and profit sharing bonuses received from insurance underwriters which are experience related. Insurance premiums and commissions were $2,868 for the most recent quarter compared to $2,546 one year ago and $3,245 for the first quarter. Trust and plan administration fees of $5,399 were $850 or 18.7% higher than the first six months of 1997 due to higher market value of assets under management and new plans under administration. Investment products fees increased $160 primarily due to the January 1, 1998, acquisition of Wedgewood Partners, Inc. (Wedgewood). Non-interest fees on loans declined $440 from the six months ended June 30, 1997, primarily due to the May 30, 1997, sale of the credit card portfolio. Net securities gains increased $481 to $1,223 and included $211 from covered call options. Other income increased $1,355 for the six months ended June 30, 1998, from the same period of 1997. Included were increases of $1,053 from bank-owned life insurance and $596 from net securities trading account gains.

NON-INTEREST EXPENSE
--------------------

     Non-interest expense, which includes personnel, occupancy costs, equipment and other operating expenses was $132,878 for the six months ended June 30, 1998, compared to $90,093 for the same period of 1997, an increase of $42,785. Expenses totaling $37,082 related to the merger and conversion of Pinnacle to the Corporation's data processing systems were recorded during the second quarter of 1998. Excluding these charges, non-interest expense for the six months ended June 30, 1998, increased $5,703 or 6.3% from the same period of 1997. Operating expenses excluding the merger-related charges were $47,910 for 1998 second quarter, increased $24 from 1998 first quarter and $1,852 or 4.0% from 1997 second quarter.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON-INTEREST EXPENSE, CONTINUED
-------------------------------



NON-INTEREST EXPENSE
------------------------------------------------------------------
                                    SIX MONTHS ENDED
                                         JUNE 30,         INCREASE
                                      1998     1997      (DECREASE)
Salaries and employee benefits      $ 60,722  $47,909      $12,813
Data processing and other services     8,903    7,516        1,387
Occupancy                              8,933    6,647        2,286
Equipment                             11,809    5,541        6,268
Advertising and promotion              3,662    3,015          647
Professional fees                     11,542    3,337        8,205
Postage and freight                    2,701    2,384          317
Printing and supplies                  2,793    2,455          338
Amortization of intangible assets      2,317    2,244           73
Other                                 19,496    9,045       10,451
------------------------------------------------------------------
     Total non-interest expense     $132,878  $90,093      $42,785
==================================================================


     Salaries and employee benefits, including $10,501 severance and benefit accruals related to the Pinnacle merger, increased $12,813 year-to-date June 30, 1998, from the same period of 1997. The remaining increase generally related to the January 1, 1998, Wedgewood acquisition, performance-based commissions and awards and normal merit increases. Data processing and other services increased $1,387 for the six-month period, including $1,548 related to the Pinnacle conversion. Expenses to process credit card transactions for the six months were $276 lower than the same period of 1997 due to the May 30, 1997, sale of the credit card portfolio. Occupancy expense increased $2,286, principally due to office closures and building write-downs totaling $1,781 during 1998 second quarter. Equipment expense for the six months ended June 30, 1998, increased $6,268 from the like period of 1997 and included $5,488 of write-offs at Pinnacle related to equipment not needed after their conversion to the Corporation's data processing systems. Advertising and promotion increased $647 due to increased marketing efforts related to various loan and deposit promotions including $104 for new product brochures at Pinnacle. Professional fees increased $8,205 for the six months ended June 30, 1998, principally due to $8,153 in legal, accounting and investment banker fees in connection with the Pinnacle merger. The Pinnacle merger accounted for $84 of the $317 increase in postage and freight and all of the $338 increase in printing and supplies.
Other expenses increased $10,451 for the six months ended June 30, 1998, from the same period of 1997, of which the Pinnacle merger and conversion accounted for $9,018. Included in this charge were $5,063 to conform various accounting practices at Pinnacle to that of the Corporation.

INCOME TAX EXPENSE
------------------

     Income tax expense was $9,556 for the six months ended June 30, 1998, compared with $18,630 for the same period in 1997. The effective tax rate was 42.9% and 34.4% for the six months ended June 30, 1998 and 1997, respectively. The increased effective tax rate in 1998 was due to the non-deductibility of various merger expenses during 1998. The effective tax rate in 1998 excluding merger-related charges was 32.5%. The decline in the effective tax rate excluding merger related charges is attributable to an increase in income from tax exempt sources, including municipal investments and corporate owned-life insurance.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000
---------

     Most computer programs were originally designed to recognize calendar years by only their last two digits. Consequently, these programs cannot differentiate the year 2000 and beyond from the year 1900. This programming issue will affect many data processing systems including those used by the Corporation and its commercial customers. Management has formed a committee which meets weekly to analyze the business and operational issues associated with the year 2000 and to plan for and monitor the status of corrective measures. The Corporation has outsourced most data processing activities and those vendors are responsible for modifying their programs to be compliant with year 2000 processing. The committee has found that where outside vendors are not responsible, most programs and equipment are fully depreciated and no write-off of cost will be necessary. Certifications from many of the vendors as to their year 2000 compliance have been received and the remaining are expected by the end of 1998. Work on this project is continuing and testing of critical systems is scheduled to begin during the third quarter. Based on the foregoing, the Corporation does not expect to spend any significant amounts with outside contractors. Commercial customers are being contacted and efforts made to ensure their readiness for year 2000. At this time, management does not anticipate any material impact to the Corporation's operations, cash flows or financial condition as a result of year 2000.

LOANS
-----

     Loans totaled $3,693,886 at June 30, 1998, compared to $3,987,447 at December 31, 1997, and $3,853,365 at June 30, 1997. The loan portfolio decreased $293,561 from year-end 1997 and $159,479 from one year ago. At June 30, 1998, the Corporation reclassified $96,462 of purchased SBA loans to held for sale. These loans, previously included as commercial and industrial, were purchased by Pinnacle with high premiums, have prepayment risk, do not meet management's loan and investment strategies and are expected to be sold in the third quarter. The Corporation continues to reduce its residential mortgage loan portfolio by selling or securitizing most new production. This allows the Corporation to increase overall loan yields and increase fee income by retaining servicing. Residential mortgage loans, at June 30, 1998 decreased by $265,532 and $388,932 from December 31, 1997 and June 30, 1997, respectively.



LOANS OUTSTANDING
------------------------------------------------------------------------------

                                          JUNE 30,     DECEMBER 31,   JUNE 30,
                                            1998           1997         1997
Commercial, industrial and agricultural
   production loans                      $1,241,728  $   1,281,143  $1,141,694
Tax exempt loans                             36,553         35,070      34,919
Real estate mortgage loans:
   Commercial and agricultural              386,270        389,761     345,786
   Construction                             129,123        129,925     103,254
   Residential                            1,015,385      1,280,917   1,404,317
Consumer loans                              884,827        870,631     823,395
------------------------------------------------------------------------------
   Total loans                           $3,693,886  $   3,987,447  $3,853,365
==============================================================================

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LOANS, CONTINUED
----------------

     Commercial loans totaled $1,241,728 at June 30, 1998, compared to $1,281,143 at December 31, 1997 and $1,141,694 at June 30, 1997. The decline from December was the result of the reclassification of the purchased SBA loans to held for sale, as previously discussed. Excluding those loans, commercial loans increased $57,047 and $196,496 from year-end and one year ago, respectively. Commercial loans accounted for 33.6% of the loan portfolio at June 30, 1998 compared to 29.6% at June 30, 1997.

     Real estate mortgage loans, which consist of residential, commercial and agricultural loans secured by real estate and construction loans, totaled $1,530,778 at June 30, 1998, compared to $1,853,357 one year prior. Residential mortgage loans decreased $265,532 from year-end 1997 and $388,932 from one year ago. Residential mortgage loans were 27.5% of total loans at June 30, 1998, compared to 36.4% one year prior. Demand for new residential mortgage loans remained strong throughout 1997 and thus far in 1998. Consistent with management's plan to reduce the concentration in the residential mortgage loan portfolio to approximately 25% of total loans, the Corporation sold a significant portion of that production. The Corporation originated $161 million of residential mortgage loans in the second quarter of 1998, most of which were sold or securitized. The Corporation generally continues to service these loans. At June 30, 1998, $1,195,050 of residential mortgage loans originated by the Corporation's subsidiary banks and subsequently sold in the secondary market were being serviced. The Corporation had capitalized servicing rights of $6,013 relating to $620,214 of those loans.

     Consumer loans, which include installment, home equity and other lines of credit, increased $14,196 from December 31, 1997, and $61,432 from one year ago. Indirect installment loan balances acquired through various automobile dealerships increased $23,016 from year-end and $58,157 from one year ago to $274,496 at June 30, 1998. At June 30, 1998, all other installment loans had decreased $9,426 from December 31 and $5,715 from June 30, 1997 to $439,382. Home equity and other lines of credit outstandings totaled $170,949 at June 30, 1998, an increase of $8,990 from one year ago, or 5.6%.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ASSET QUALITY, CONTINUED
------------------------


SUMMARY OF ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------

                                     SIX MONTHS ENDED
                                         JUNE 30,
                                     1998        1997
Beginning balance                 $  55,223   $  46,171
  Adjustment to conform year-ends                   501
  Provision for loan losses           5,077       7,649
  Loans charged-off                  (9,067)     (8,614)
  Recoveries                          2,505       1,368
--------------------------------------------------------
Ending balance                    $  53,738   $  47,075
========================================================
Percent to total loans                 1.45%       1.22%
========================================================


     The allowance for loan losses was $53,738 at June 30, 1998, representing 1.45% of total loans, compared with $55,223 at December 31, 1997, or 1.38% of loans. At June 30, 1997, the allowance for loan losses was $47,075 and represented 1.22% of total loans. Annualized net charge-offs to average loans was .34% during the six months ended June 30, 1998, compared to .39% for the same period of 1997. The provision for loan losses to average loans was .26% and .41% for the six months ended June 30, 1998 and 1997, respectively. The provision for loan losses was less than net charge-offs due to management considering the ratios of allowance to loans and to non-performing loans adequate. The allowance for loan losses to non-performing loans was 194% at June 30, 1998, compared to 197% at December 31, 1997, and 166% at June 30, 1997.

     Risk assets consist of non-performing loans, foreclosed properties and loans 90 days or more past due but accruing. Although these assets have more than a normal risk of loss, they will not necessarily result in a higher level of future charge-offs or losses.

     Non-performing loans consist of loans classified as troubled debt restructurings and loans on non-accrual status. As indicated in the following table, the Corporation's non-performing loans as of June 30, 1998, totaled $27,637, a decrease of $337 from December 31, 1997. The non-performing loans to total loans ratio was .75% on June 30, 1998, as compared to .70% on December 31, 1997, and .73% on June 30, 1997. Total risk assets equaled 1.16% of loan-related assets at June 30, 1998, compared to 1.11% at December 31, 1997. In addition to loans classified as risk assets, there were other loans totaling $18,804 at June 30, 1998, where the borrowers were experiencing difficulties and management is closely monitoring the borrowers' abilities to comply with payment terms. However, conditions at this time do not warrant classification as risk assets.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ASSET QUALITY, CONTINUED
------------------------



NON-PERFORMING AND RISK ASSETS
--------------------------------------------------------------------------------

                                           JUNE 30,    DECEMBER 31,    JUNE 30,
                                             1998          1997          1997
 Non-accrual loans:
 Commercial, agricultural and tax exempt  $  13,351   $      12,801   $  16,147
 Real estate mortgage                        11,939          12,115       8,967
 Consumer                                     2,024           1,657       1,549
                                          ----------  --------------  ----------
      Total non-accrual                      27,314          26,573      26,663

 Restructured loans                             323           1,401       1,613
                                          ----------  --------------  ----------

      Total non-performing loans             27,637          27,974      28,276

 Foreclosed properties                        8,186           6,703       4,772
                                          ----------  --------------  ----------

      Total non-performing assets            35,823          34,677      33,048

 90 days or more past due:
 Commercial, agricultural and tax exempt      2,843           2,372       4,264
 Real estate mortgage                         2,811           5,427       4,072
 Consumer                                     1,497           1,683       1,759
                                          ----------  --------------  ----------
      Total 90 days or more past due          7,151           9,482      10,095
                                          ----------  --------------  ----------

      Total risk assets                   $  42,974   $      44,159   $  43,143
================================================================================
 Risk assets to loan-related assets            1.16%           1.11%       1.12%
================================================================================


INVESTMENT SECURITIES
---------------------

     Total investment securities available for sale and held to maturity represented 37% of earning assets at June 30, 1998, compared to 34% and 37% at December 31, 1997, and June 30, 1997, respectively. The portfolio has continued to shift toward investments in mortgage-backed securities, predominately underwritten to the standards of, and guaranteed by government sponsored enterprises. These securities generally yield 70-100 basis points more than comparable U.S. Treasury securities. Mortgage-backed securities differ from traditional debt securities in that they have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying mortgages. Prepayment rates generally can be expected to increase during periods of lower interest rates as the underlying mortgages are refinanced at lower market rates. Conversely, the average lives of these securities generally are extended as interest rates increase. The estimated average life of these securities and the overall portfolio was 3.9 years and 4.5 years, respectively, at June 30, 1998. Additional state and municipal securities have also been purchased due to their higher tax equivalent yields.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DEPOSITS AND OTHER SOURCES OF FUNDS
-----------------------------------

     Total deposits were $4,691,805 at June 30, 1998, compared to $4,615,062 and $4,598,695 at December 31, 1997, and June 30, 1997, respectively. Since December 31, 1997, non-interest bearing deposits increased by $122,183 and interest bearing deposits decreased by $45,440. Since changes in total deposits or deposit categories as of a balance sheet date are not necessarily indicative of an overall trend, changes in average balances can provide a more accurate reflection. Average non-interest bearing deposits increased $55,367 and interest bearing deposits increased $22,898 for the six months ended June 30, 1998 over the same period of 1997. Money market deposit accounts increased $95,436 from year-end to $676,281 while savings accounts declined $28,849 to $472,671. Interest checking accounts declined $31,172 to $524,738. Non-interest bearing deposits increased from June 30, 1997, by $132,018 and interest bearing deposits decreased by $38,908.

     Securities sold under repurchase agreements are acquired in national markets as well as from the Corporation's commercial customers as part of a cash management service. At June 30, 1998, the proceeds from the issuance of the trust preferred securities, discussed in Note 7 to the financial statements, were used to reduce funding through repurchase agreements and advances from the Federal Home Loan Bank (FHLB). However, management anticipates these sources of funds to increase as loans and other earning assets are increased. Repurchase agreements were $501,708, $586,855 and $663,121 at June 30, 1998, December 31,
1997, and June 30, 1997, respectively. A portion of these repurchase agreements, acquired to fund certain fixed rate earning assets, is being hedged by interest rate swaps.

     Long-term debt totaled $605,861 at June 30, 1998, compared to $726,658 at December 31, 1997, and $632,896 at June 30, 1997. Advances from the FHLB accounted for $594,842 of total long-term debt at June 30, 1998.

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

     Liquidity is provided by projecting credit demand and other financial needs and then maintaining sufficient funding sources and assets readily convertible into cash to meet these requirements. The Corporation has provided for its liquidity needs by maintaining adequate balances in money market assets, through growth in core deposits, maturing loans and investments in its securities portfolio and by maintaining various short-term borrowing sources. At June 30, 1998, the Corporation had $280,131 in investment securities maturing within one year. The Corporation additionally has federal funds lines and other borrowing sources available to it and its subsidiary banks. Investment securities maturing within one year and unused borrowing sources are considered by management to provide adequate liquidity in view of projected needs. The Parent Company's liquidity is provided by dividends from its subsidiaries and a $50,000 bank line of credit. At June 30, 1998, the entire $50,000 of the line of credit remained available for future use.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED
------------------------------------------

     The Corporation continues to maintain a strong capital position which supports its current needs and provides a sound foundation to support further expansion. Total shareholders' equity at June 30, 1998, was $502,940, compared to $515,463 at December 31, 1997 and $502,283 at June 30, 1997. The Corporation and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their respective assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, that as of June 30, 1998, the Corporation and its banking subsidiaries exceeded all regulatory capital adequacy requirements to which they were subject.

     As of June 30, 1998, the most recent notification from regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the subsidiary banks' categories. The trust preferred securities, discussed in Note 7 to the financial statements, qualify as regulatory capital and are included as such in the following table which shows the Corporation's actual and minimum required capital amounts and ratios as mandated by the respective principal federal regulatory authority at June 30, 1998:


                                                                                REQUIREMENTS TO BE
                                                                 MINIMUM             CLASSIFIED
                                               ACTUAL          REQUIREMENTS    AS "WELL CAPITALIZED"

                                          Amount    Ratio     Amount    Ratio       Amount    Ratio
                                         --------  --------  --------  -------    --------   -------
Total Capital to risk weighted assets    $674,797   16.57%   $325,700     8.00%   $407,125    10.00%
Tier 1 Capital to risk weighted assets    601,874   14.78     162,850     4.00     244,275     6.00
Tier 1 Capital to average assets
        (leverage ratio)                  451,406    6.94     260,028     4.00     325,034     5.00

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FORWARD LOOKING STATEMENTS
--------------------------

     Certain of the statements contained in this Report that are not historical facts, including, without limitation, statements of future expectations, projections of results of operations and financial condition, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Corporation to differ materially from those contemplated in such forward-looking statements. The words "intend," "expect," "project," "estimate," "predict," "anticipate," "should," "believe" and similar expressions also are intended to identify forward-looking statements. Important factors which may cause actual results to differ from those contemplated in such forward-looking statements include, but are not limited to: (i) the results of the Corporation's efforts to implement its business strategy, (ii) expected cost savings that may be associated with future and recently completed or announced acquisitions, including Pinnacle and National, cannot be fully realized and/or revenues following such acquisitions are lower than expected and/or expenses following such acquisitions are higher than expected, (iii) greater than expected deposit attrition or customer loss following the acquisition of Pinnacle and National, (iv) costs or difficulties related to the integration of the businesses of the Corporation and Pinnacle and National are greater than expected, (v) changes in the interest rate environment reduce margins, (vi) legislation or regulatory requirements or changes adversely affecting the businesses in which the Corporation is engaged, (vii) adverse changes in business conditions and inflation, (viii) general economic conditions, either nationally or regionally, which are less favorable than expected and that result in, among other things, a deterioration in credit quality, (ix) competitive pressures among financial institutions increase significantly, (x) changes in the securities markets, (xi) actions of the Corporation's competitors and the Corporation's ability to respond to such actions, (xii) the cost of the Corporation's capital, which may depend in part on the Corporation's portfolio quality, ratings, prospects and outlook, (xiii) changes in governmental regulation, tax rates and similar matters, (xiv) "year 2000" computer and data processing issues, and (xv) other risks detailed in the Corporation's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Corporation or persons acting on its behalf are expressly qualified in their entirety by the foregoing factors. Undue reliance should not be placed on such statements, which speak only as of the date hereof. The Corporation undertakes no obligation to release publicly any revisions to these forward-looking statements after the date hereof to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       There have been no material changes in market risk exposures that affect the "Quantitative and Qualitative Disclosures" presented in the Corporation's annual report on Form 10-K for the year ended December 31, 1997.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                      NONE

ITEM 2.     CHANGES IN SECURITIES                                  NONE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                        NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    NONE

ITEM 5.     OTHER INFORMATION

     The Securities and Exchange Commission recently adopted certain amendments to its rules governing the submission by shareholders of proposals intended to be presented at meetings of shareholders. These amendments, which became effective on June 29, 1998, included provisions granting companies the right to exercise discretionary voting authority with respect to certain shareholder proposals that the company did not have notice of within a specified time period prior to a meeting of its shareholders.

     As disclosed in the Corporation's 1998 Proxy Statement, shareholder proposals for the Annual Meeting of Shareholders to be held in April 1999 must be received by the Corporation not later than November 26, 1998, in order to be considered for inclusion in the 1999 Proxy Statement and must meet the requirements of Rule 14a-8 under the Securities Exchange Act of 1934 (the "Exchange Act"). Pursuant to the recent amendments governing the submission of shareholder proposals, shareholders of the Corporation are hereby notified that any shareholder proposal not included in the Corporation's Proxy Statement for its 1999 Annual Meeting will be considered untimely for purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice of the proposal is not received by the Corporation on or before February 5, 1999. Management proxies will be authorized to exercise discretionary voting authority with respect to any shareholder proposal not included in the Corporation's Proxy Statement for its 1999 Annual Meeting unless (a) the Corporation receives notice of such proposal on or before February 5, 1999, and (b) the conditions set forth in Rule 14a-4(c)(2)(i)-(iii) under the Exchange Act are satisfied.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

            Exhibits
            --------
            a.    The following exhibit is submitted herewith:

                  27 - Financial Data Schedule

            Reports on Form 8-K
            -------------------
            b. A report on Form 8-K/A dated June 2, 1998, amending a report on Form 8-K dated May 1, 1998, was filed regarding the consummation of the Pinnacle Financial Services, Inc. merger.

                  A report on Form 8-K dated June 3, 1998, as amended by Form 8-K/A dated June 16, 1998, was filed regarding the restated supplemental consolidated financial statements of the Corporation giving retroactive effect to the completion of the merger of Pinnacle Financial Services, Inc. with CNB Bancshares, Inc.











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



                                                   CNB Bancshares, Inc.
                                         ---------------------------------------
                                                      (Registrant)



Date     August 13, 1998      by     /s/ James J. Giancola
        -------------------        -------------------------------------------
                                    James J. Giancola,
                                    President and Chief Executive Officer



Date     August 13, 1998      by     /s/ Ralph L. Alley
        -------------------         ------------------------------------------
                                     Ralph L. Alley, Senior Vice President,
                                     Controller and Treasurer
                                     (Principal Accounting Officer)

EXHIBIT INDEX



Reg. S-K
Exhibit No.              Description of Exhibit              Page No.
-----------              ----------------------              --------

    27                   Financial Data Schedule              26-27