Form 10-Q
period 1998-09-30
CNB BANCSHARES INC
filed 1998-11-13
CIK 724198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934


                         FOR THE QUARTERLY PERIOD ENDED

                               SEPTEMBER 30, 1998


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes   X   No
                                                     ----      -----

     As of October 31, 1998, there were 35,769,244 outstanding shares, without par value, of the registrant.

Exhibit index is on page 25.

                                      INDEX

                                                                       Page  No.
                                                                       ---------


PART I.            Financial Information

Item 1.                Financial Statements:

                       Consolidated Balance Sheet                          1

                       Consolidated Statement of Income                    2

                       Consolidated Condensed Statement of
                         Changes in Shareholders' Equity                   3

                       Consolidated Statement of Cash Flows                4

                       Notes to Consolidated Financial Statements          5-10

Item 2.                Management's Discussion and Analysis of
                         Financial Condition and Results of Operations     11-22

Item 3.                Quantitative and Qualitative Disclosures about
                       Market Risk                                         22

PART II.           Other Information                                       23

Signatures                                                                 24

Exhibit Index                                                              25

PART  I.  FINANCIAL  INFORMATION
ITEM  I.  FINANCIAL  STATEMENTS

                                             CNB BANCSHARES, INC.
                                         CONSOLIDATED BALANCE SHEET
                                   (In thousands, except for share data)
                                                 (Unaudited)


                                                              SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                                                                   1998           1997            1997
                                                              -------------   ------------   -------------
ASSETS
-------
     Cash and due from banks                                  $      164,531  $     160,189  $       89,861
     Federal funds sold and other short-term
        money market investments                                       8,269         20,773           9,622
                                                              --------------  -------------  --------------
        TOTAL CASH AND CASH EQUIVALENTS                              172,800        180,962          99,483
     Loans held for sale                                             159,967         50,823          27,497
     Investment securities available for sale                      2,186,065      1,854,025       1,950,286
     Investment securities held to maturity
        (Market value $207,382 at September 30, 1998,
          $236,242 at December 31, 1997, and $241,538
           at September 30, 1997)                                    198,554        230,903         237,387
     Loans, net of unearned income                                 3,823,764      3,987,447       3,958,958
     Less:  Allowance for loan losses                                 55,878         55,223          58,524
                                                              --------------  -------------  --------------
        NET LOANS                                                  3,767,886      3,932,224       3,900,434
     Premises and equipment                                           99,636        104,420         102,551
     Intangible assets                                                51,330         48,620          49,309
     Interest receivable                                              48,393         46,078          46,988
     Other assets                                                    159,890        148,081         177,815
                                                              --------------  -------------  --------------

           TOTAL ASSETS                                       $    6,844,521  $   6,596,136  $    6,591,750
                                                              ==============  =============  ==============

LIABILITIES
-----------
     Deposits:
       Non-interest bearing                                   $      480,813  $     468,438  $      438,707
       Interest bearing                                            4,349,169      4,146,624       4,083,993
                                                              --------------  -------------  --------------
         TOTAL DEPOSITS                                            4,829,982      4,615,062       4,522,700
     Securities sold under repurchase agreements                     523,318        586,855         711,160
     Federal funds purchased and other short-term
        borrowings                                                    82,480         94,220         108,523
     FHLB advances and other long-term debt                          638,573        726,658         690,473
     Interest payable and other liabilities                           60,334         57,878          59,343
                                                              --------------  -------------  --------------
           TOTAL LIABILITIES                                       6,134,687      6,080,673       6,092,199

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN
  THE CORPORATION'S CONVERTIBLE SUBORDINATED
    DEBENTURES                                                       172,500

SHAREHOLDERS' EQUITY
--------------------
     Common stock, $1 stated value
       Shares authorized: 100,000,000
       Shares issued: 35,923,217 at September 30, 1998,
         33,484,443 at December 31, 1997, and 33,254,089
         at September 30, 1997                                        35,923         33,484          33,254
     Capital surplus                                                 417,028        364,987         361,220
     Retained earnings                                                67,497        110,343          99,377
     Accumulated other comprehensive income - net
        unrealized gains on investment securities available
            for sale                                                  16,886          6,649           5,700
                                                              --------------  -------------  --------------
           TOTAL SHAREHOLDERS' EQUITY                                537,334        515,463         499,551
                                                              --------------  -------------  --------------

           TOTAL LIABILITIES & SHAREHOLDERS' EQUITY           $    6,844,521  $   6,596,136  $    6,591,750
                                                              ==============  =============  ==============

See notes to consolidated financial statements.


        1 of 27


                                                    CNB BANCSHARES, INC.
                                             CONSOLIDATED STATEMENT OF INCOME
                                           (In thousands, except for share data)
                                                        (Unaudited)



                                                           THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                              SEPTEMBER 30,                        SEPTEMBER 30,
                                                       1998                 1997              1998            1997
                                                       ----                 ----              ----            ----
INTEREST INCOME
    Loans, including fees:
        Taxable                                  $       86,324       $      88,536      $   256,895      $   255,543
        Tax exempt                                          572                 567            1,666            1,700
    Loans held for sale                                   2,886                 432            4,661              724
    Investment securities:
        Taxable                                          31,287              33,848           91,124          103,065
        Tax exempt                                        5,096               3,203           13,214            9,191
    Federal funds sold and other short-term
        money market investments                            463                 325              745            1,084
                                                 --------------       -------------      -----------      -----------
                Total interest income                   126,628             126,911          368,305          371,307
INTEREST EXPENSE
    Deposits                                             47,469              48,270          141,128          142,973
    Short-term borrowings                                 7,794              10,033           26,069           27,931
    FHLB advances and other long-term debt                8,569              10,290           27,155           27,741
                                                 --------------       -------------      -----------      -----------
                Total interest expense                   63,832              68,593          194,352          198,645
                                                 --------------       -------------      -----------      -----------
NET INTEREST INCOME                                      62,796              58,318          173,953          172,662
Provision for loan losses                                 1,844              13,425            6,921           21,074
                                                 --------------       -------------      -----------      -----------
NET INTEREST INCOME AFTER PROVISION                      60,952              44,893          167,032          151,588
    FOR LOAN LOSSES
NON-INTEREST INCOME
    Service charges on deposit accounts                   7,077               5,281           18,841           14,581
    Mortgage banking revenue                              5,211               2,740           14,142            6,245
    Insurance premiums and commissions                    3,118               2,328            9,231            7,435
    Trust and plan administration fees                    2,953               2,351            8,352            6,900
    Non-interest fees on loans                            2,150               2,025            5,659            5,640
    Investment products fees                              1,804               1,896            5,276            5,208
    Net securities gains                                    480                 648            1,703            1,390
    Other                                                 5,106               4,695           13,749           12,162
                                                 --------------       -------------      -----------      -----------
                Total non-interest income                27,899              21,964           76,953           59,561
                                                 --------------       -------------      -----------      -----------
NON-INTEREST EXPENSE
    Salaries and employee benefits                       25,873              29,227           86,595           77,136
    Data processing and other services                    3,846               6,146           12,749           13,662
    Occupancy                                             3,672               3,364           12,605           10,011
    Equipment                                             2,801               2,627           14,236            7,820
    Professional fees                                     1,814               3,592           13,356            6,929
    Advertising and promotion                             1,804               1,710            5,466            4,725
    Printing and supplies                                 1,512               1,242            4,305            3,697
    Telephone and data communication                      1,490               1,095            3,811            3,061
    Postage and freight                                   1,247               1,217            3,948            3,601
    Amortization of intangible assets                     1,192               1,118            3,509            3,362
    Other                                                 4,984               6,238           22,533           13,665
                                                 --------------       -------------      -----------      -----------
                Total non-interest expense               50,235              57,576          183,113          147,669
                                                 --------------       -------------      -----------      -----------
INCOME BEFORE INCOME TAXES                               38,616               9,281           60,872           63,480
Income taxes                                             12,773               3,613           22,329           22,243
                                                 --------------       -------------      -----------      -----------
                                                         25,843               5,668           38,543           41,237
Distribution pertaining to guaranteed preferred
  beneficial interests in the Corporation's
    convertible subordinated debentures,
      net of tax                                          1,563                                1,695
                                                 --------------       -------------      -----------      -----------

NET INCOME                                       $       24,280       $       5,668      $    36,848      $    41,237
                                                 ==============       =============      ===========      ===========

NET INCOME PER SHARE:
BASIC                                            $          .68       $         .16      $      1.04      $      1.18
                                                 ==============       =============      ===========      ===========
DILUTED                                          $          .66       $         .16      $      1.04      $      1.16
                                                 ==============       =============      ===========      ===========

AVERAGE SHARES OUTSTANDING:
BASIC                                                35,658,108          34,795,824       35,342,439       34,908,680
                                                 ==============       =============      ===========      ===========
DILUTED                                              39,382,280          35,435,509       36,961,789       35,551,258
                                                 ==============       =============      ===========      ===========

See notes to consolidated financial statements.


        2 of 27


                                      CNB BANCSHARES, INC.
             CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                        (In thousands)
                                         (Unaudited)


                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                                1998             1997              1998              1997
                                                ----             ----              ----              ----

BEGINNING BALANCE                          $    502,940     $     502,283     $    515,463     $    495,673
   Comprehensive income:
        Net income                               24,280             5,668           36,848           41,237
        Other comprehensive income               10,159             8,011           10,237            6,908
                                           ------------     -------------     ------------     ------------
                Comprehensive income             34,439            13,679           47,085           48,145
   Cash dividends declared                       (7,774)           (8,185)         (20,152)         (21,250)
   Issuance of common stock for:
        Dividend reinvestment plan                                                                    1,817
        Stock options exercised                     412             1,283            3,731            2,527
        Exercise and conversion of stock purchase
            contracts and debentures                                4,234                             4,615
        Acquisitions                             18,050                             21,176
        Employee incentive plans                                                     1,530
        Other                                                         328              710              383
   Adjustment to conform year-ends                                                                     (745)
   Purchase and retirement of common stock      (10,733)          (14,071)         (32,209)         (31,614)
                                          -------------     -------------     ------------     ------------
ENDING BALANCE                            $     537,334     $     499,551     $    537,334     $    499,551
                                          =============     =============     ============     ============

See notes to consolidated financial statements.


        3 of 27


                                                    CNB BANCSHARES, INC.
                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                      (In thousands)
                                                        (Unaudited)


                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                                1998              1997
                                                                                                ----              ----
OPERATING ACTIVITIES:
      Net income                                                                              $      36,848   $    41,237
      Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                                            22,227        13,416
            Provision for loan losses                                                                 6,921        21,074
            Amortization of premiums and discounts on securities                                      5,504         2,542
            Net gains on securities                                                                  (1,703)       (1,390)
            Loans originated for sale                                                              (554,177)     (201,061)
            Proceeds from sale of loans                                                             542,295       191,506
            Increase in interest receivable and other assets, net of amortization                   (15,467)      (82,944)
            Increase in interest payable and other liabilities                                        1,812         4,512
                                                                                              -------------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                  44,260       (11,108)
                                                                                              -------------  ------------

INVESTING ACTIVITIES:
      Cash and cash equivalents of subsidiaries acquired, net of purchase price                       9,512
      Principal payments received on investment securities available for sale                       657,566       272,768
      Proceeds from the sale of investment securities available for sale                          1,028,214       736,987
      Purchase of investment securities available for sale                                       (1,971,722)   (1,041,754)
      Proceeds from the maturity of investment securities held to maturity                           32,070        10,363
      Net decrease (increase) in loans                                                              196,368      (280,189)
      Purchase of premises and equipment                                                             (8,292)      (12,579)
                                                                                              -------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                                                               (56,284)     (314,404)
                                                                                              -------------  ------------

FINANCING ACTIVITIES:
      Net increase (decrease) in deposits                                                            56,366       (71,261)
      Net increase (decrease) in short-term borrowings                                              (79,826)      156,827
      Payment and maturity of long-term debt                                                       (375,592)     (137,607)
      Proceeds from long-term borrowings                                                            279,044       286,947
      Proceeds pertaining to guaranteed preferred beneficial interests in
            the Corporation's convertible subordinated debentures                                   172,500
      Cash dividends paid                                                                           (20,152)      (21,250)
      Proceeds from common stock issued for dividend reinvestment plan                                              1,817
      Proceeds from exercise of stock options                                                         3,731         2,527
      Purchase and retirement of common stock                                                       (32,209)      (31,614)
      Other                                                                                                           379
                                                                                              -------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                             3,862       186,765
                                                                                              -------------  ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                            (8,162)     (138,747)

Adjustment to conform year-ends                                                                                      (745)

CASH AND CASH EQUIVALENTS AT JANUARY 1,                                                             180,962       238,975
                                                                                              -------------  ------------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30,                                                    $     172,800   $    99,483
                                                                                              =============  ============

Supplemental disclosure:
      Cash paid for:
            Interest                                                                     $          192,781   $   192,280
            Income taxes                                                                             24,320        23,273
      Non-cash investing and financing activities:
            Common stock issued for acquisitions                                                     21,176
            Stock issued in exchange of debentures and pursuant
                 to employee incentive plans                                                          1,530         4,844

See notes to consolidated financial statements.


        4 of 27


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

NOTE 2:  BUSINESS COMBINATIONS

     On August 3, 1998, the Corporation issued 1,143,389 shares and assumed the terms of stock options that allow the purchase of 30,846 shares of its common stock in exchange for all of the outstanding shares of National Bancorp (National) of Tell City, Indiana. The acquisition was accounted for under the pooling of interests method of accounting without restatement of prior periods, as the amounts involved were not material to the Corporation's financial results.

     On April 17, 1998, the Corporation issued 13,771,974 shares and assumed the terms of stock options that allow the purchase of 130,096 shares of its common stock in exchange for all of the outstanding shares of Pinnacle, headquartered in St. Joseph, Michigan. The acquisition was accounted for under the pooling of interests method of accounting and, accordingly, all financial data of the Corporation for prior periods has been restated to include the financial position and operating results of Pinnacle.

     On January 1, 1998, the Corporation issued 115,290 shares of its common stock for the acquisition of Wedgewood Partners, Inc., a full service broker/dealer and asset management firm based in St. Louis, Missouri. Goodwill of $2,345 is being amortized on a straight-line basis over 15 years. The acquisition was accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements include the assets and liabilities and results of operations from the January 1, 1998 transaction date forward. Pro forma disclosure of the effects of this acquisition has not been presented as the amounts involved in the transaction were not material to the Corporation's financial results.


        5 of 27


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 3:  INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY


                                                         GROSS         GROSS
                                           AMORTIZED   UNREALIZED    UNREALIZED     MARKET
                                              COST        GAINS        LOSSES       VALUE
Available for Sale at September 30, 1998:
 U.S. Treasury                             $   19,198  $       979                $   20,177
 Federal agencies:
   Bonds and notes                            247,549        1,024                   248,573
   Mortgage-backed securities               1,460,212       17,116  $       (77)   1,477,251
 State and municipal                          279,986       10,339          (71)     290,254
 Collateralized mortgage obligations           54,687          579       (2,103)      53,163
 Other securities                              96,521          400         (274)      96,647
--------------------------------------------------------------------------------------------
     Total                                 $2,158,153  $    30,437  $    (2,525)  $2,186,065
============================================================================================


                                                        GROSS         GROSS
                                         AMORTIZED    UNREALIZED    UNREALIZED    MARKET
                                            COST        GAINS         LOSSES      VALUE
Held to Maturity at September 30, 1998:
 Federal agencies:
   Mortgage-backed securities            $   58,446  $       516   $       (46)  $ 58,916
 State and municipal                        136,281        8,405           (21)   144,665
 Collateralized mortgage obligations          3,827                        (26)     3,801
-----------------------------------------------------------------------------------------
     Total                               $  198,554  $     8,921   $       (93)  $207,382
=========================================================================================


     The amortized cost and estimated market value of investment securities at September 30, 1998, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


        6 of 27


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 3:  INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY,
         CONTINUED


                                                       AVAILABLE FOR SALE                 HELD TO MATURITY
                                                  AMORTIZED            MARKET        AMORTIZED          MARKET
                                                    COST                VALUE           COST             VALUE
Maturity distribution
 At September 30, 1998:
 Due in one year or less                       $      12,546       $     12,694      $      902      $        905
 Due after one year through five years                25,587             26,263          25,841            26,761
 Due after five years through ten years              266,830            269,941          69,643            74,376
 Due after ten years                                 242,918            251,266          39,895            42,623
 Mortgage-backed securities                        1,460,212          1,477,251          58,446            58,916
 Collateralized mortgage obligations                  54,686             53,163           3,827             3,801
-----------------------------------------------------------------------------------------------------------------
   Total debt securities                           2,062,779          2,090,578         198,554           207,382
 Equity securities                                    95,374             95,487
-----------------------------------------------------------------------------------------------------------------
   Total                                       $   2,158,153       $  2,186,065      $  198,554       $   207,382
=================================================================================================================

     Proceeds from sales of investment securities available for sale during the nine months ended September 30, 1998 and 1997 were $1,028,214 and $736,987, respectively. Gross gains and (losses) realized on those sales were $2,768 and ($1,065), respectively, for the nine months ended September 30, 1998 and $2,579 and ($1,189) for the nine months ended September 30, 1997, respectively.

NOTE 4:  IMPAIRED  LOANS

     At September 30, 1998, impaired loans totaled $34,663. An allowance for loan losses of $2,849 was recorded for impaired loans totaling $12,231. At December 31, 1997, impaired loans totaled $42,097. An allowance of $5,159 was recorded for impaired loans totaling $26,035. The average balance for impaired loans was $37,930 for the nine months ended September 30, 1998.

NOTE 5:  INTEREST  RATE  CONTRACTS

     The Corporation has entered into interest rate contracts as a hedge against the interest costs of certain deposits, repurchase agreements and long-term borrowings to manage its interest rate sensitivity. Interest rate swaps (swaps) represent an exchange of interest payments and the underlying principal balances of the liabilities are not affected. At September 30, 1998, the Corporation had swaps with a notional value of $440,000. The swaps require the Corporation to pay a fixed rate of interest ranging from 5.32% to 5.60% and receive a variable rate based on one-month or three-month LIBOR. The contracts terminate on or prior to April 7, 2005. The Corporation realized $534 in net receipts from swaps during the nine months ended September 30, 1998. The carrying value and estimated market value of all interest rate contracts at September 30, 1998, were $619 and ($14,908), respectively.

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


        7 of 27


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 6:  LONG-TERM DEBT


                                                         SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                                                              1998           1997            1997
                                                              ----           ----            ----

Parent Company:
  Convertible subordinated debentures, 7.50%, redeemed
    October  1997                                                                       $        1,185

  Notes payable, unsecured:
    9.81%, paid in 1997                                                                          2,400

    Variable rate adjusted with changes in LIBOR, payable
      $250 quarterly through 2000 (6.13%, 6.47% and 6.16%
      at September 30, 1998, December 31, 1997, and
      September 30, 1997, respectively)                  $        2,750  $       3,500           3,750

    Variable rate adjusted with changes in LIBOR, due
      1999 (6.13%, 6.47% and 6.16% at September 30, 1998,
      December 31, 1997, and September 30, 1997,
      respectively)                                                             35,000          26,000

Subsidiaries:
  Federal Home Loan Bank advances, due at various dates
    through 2018 (weighted average rates of 5.51%, 5.68%
    and 5.84% at September 30, 1998, December 31, 1997,
    and September 30, 1997, respectively)                       626,045        677,979         647,212

  Other, including capitalized leases                             9,778         10,179           9,926
------------------------------------------------------------------------------------------------------
Total                                                    $      638,573  $     726,658  $      690,473
======================================================================================================

     Qualifying, unencumbered mortgage assets up to 170% of the aggregate amount of advances and Federal Home Loan Bank stock have been pledged as collateral for the Federal Home Loan Bank advances.


NOTE 7: GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE CORPORATION'S CONVERTIBLE SUBORDINATED DEBENTURES

     In June 1998 the Corporation issued $172,500 of trust preferred securities through CNB Capital Trust I, a Delaware statutory business trust created and controlled by the Corporation. The trust preferred securities have a liquidation amount of $25 per share with a cumulative annual distribution rate of 6.0%, payable quarterly, and mature on June 30, 2028. The trust preferred securities are convertible at the conversion ratio of .4835 shares of common stock of the Corporation for each trust preferred security (equivalent to a conversion price of $51.71), subject to certain adjustments.

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


        8 of 27


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 7: GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE CORPORATION'S CONVERTIBLE SUBORDINATED DEBENTURES, CONTINUED

and unconditional guarantee by the Corporation of the obligations of CNB Capital Trust I under the trust preferred securities.

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


NOTE 8:  NET INCOME PER SHARE

     All share data included in the consolidated financial statements, notes and Management's Discussion and Analysis has been adjusted for stock dividends, including the one-for-twenty stock dividend paid on September 18, 1998.


	The following table reconciles the numerators and denominators for basic and diluted net income per share.



                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                    1998         1997          1998          1997
                                                    ----         ----          ----          ----
NUMERATOR:
  For basic net income per share - Net income      $  24,280     $  5,668     $  36,848     $  41,237
  Effect of dilutive securities:
    6.00% trust preferred securities                   1,563                      1,695
    7.50% convertible subordinated debentures                          49                         183
-----------------------------------------------------------------------------------------------------
  For diluted net income per share - Net income
    after assumed conversions                      $  25,843     $  5,717     $  38,543     $  41,420
=====================================================================================================

DENOMINATOR (IN THOUSANDS):
  For basic net income per share - Average shares
    outstanding                                       35,658       34,796        35,342        34,909
  Effect of dilutive securities:
    6.00% trust preferred securities                   3,336                      1,218
    7.50% convertible subordinated debentures                         310                         331
    Stock options                                        388          330           402           311
-----------------------------------------------------------------------------------------------------
  For diluted net income per share - Average
    shares outstanding after assumed conversions      39,382       35,436        36,962        35,551
=====================================================================================================


       9 of 27


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 9:  COMPREHENSIVE INCOME


     The Corporation adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income, effective January 1, 1998, which established standards for the reporting and display of comprehensive income and its components.

     The Corporation's other comprehensive income included the following components:


                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                         1998            1997           1998           1997
--------------------------------------------------------------------------------------------------------------
Net realized and unrealized gains on available for
  sale securities                                    $    10,444     $    8,396     $    11,250     $    7,735
Less:  Adjustment for net securities gains realized
       in net income, net of tax                             285            385           1,013            827
--------------------------------------------------------------------------------------------------------------
  Other comprehensive income                         $    10,159     $    8,011     $    10,237     $    6,908
==============================================================================================================



        10 of 27

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except for share data)

OVERVIEW
---------

     Net income for the three months ended September 30, 1998, was $24,280 compared to $5,668 earned in the same period of 1997, when merger-related charges of $13,994, net of tax, were incurred in connection with mergers consummated by Pinnacle. Diluted earnings per share for third quarter 1998, adjusted for the 5% stock dividend paid September 18, 1998, was $.66 compared to $.16 per share in third quarter 1997, or $.56, excluding the merger-related charges. The Corporation completed its merger with Pinnacle Financial Services (Pinnacle) on April 17, 1998. In conjunction with that merger, which was accounted for as a pooling of interests, the Corporation recorded merger and other related charges in second quarter 1998 of $30.2 million, net of tax, or $.82 per share on a year-to-date basis. With these charges, net income for the nine months ended September 30, 1998, was $36,848 or $1.04 per diluted share compared to $41,237 or $1.16 per diluted share for the nine months ended
September 30, 1997. Excluding the 1998 and 1997 merger and related charges, income for nine months ended September 30, 1998 was $67,062, or $1.86 per diluted share, compared to $55,231, or $1.56 per share for the same period of 1997.

     The annualized returns on average assets and shareholders' equity for the quarter ended September 30, 1998, were 1.45% and 19.10%, respectively, compared to 1.20% and 15.73%, respectively, for the third quarter of 1997, excluding the merger-related charges previously discussed.

     The Corporation's average assets for the three months ended September 30, 1998, were $6,683,155, which was $137,042 greater than the average of $6,546,113 for the quarter ended June 30, 1998, and $140,851 greater than average assets for the three month period ended September 30, 1997.

     Cash dividends, adjusted for the 5% stock dividend, of $.22 per share were declared during the third quarter of 1998, representing an increase of 10% from the $.20 per share for the same period of 1997. Total dividends declared for the nine months of 1998 and 1997 were $20,152 and $21,250, respectively. Additionally, cash dividends of $.24 per share were declared on October 1, 1998.

NET INTEREST INCOME
-------------------

     Net interest income is the Corporation's largest component of income and represents the difference between interest and fees earned on loans and investments and the interest paid on interest bearing liabilities. Net interest income was $62,796 for the three months ended September 30, 1998, compared with $58,318 for the same period in 1997. The increase was primarily due to the June 23, 1998 issuance of the trust preferred securities, discussed in Note 7 to the financial statements, and an improved net interest margin. On a year-to-date basis net interest income, including accounting conformity adjustments of $4,012 recorded in association with the second quarter 1998 merger with Pinnacle, increased only $1,291 to $173,953. Excluding those adjustments, net interest income increased $5,303, or 3.1%.

     The net interest margin is a percentage computed by dividing net interest income on a fully taxable equivalent basis (FTE) by average earning assets and represents a measure of basic earnings on interest bearing assets held by the Corporation. The annualized net interest margins were 4.19%, 3.70%, and 3.92% respectively, for the three months ended September 30, 1998, June 30, 1998, and September 30, 1997. The adjustments discussed above reduced the net interest margin by 26 basis points (b.p.) in the second quarter. Consequently, the core net interest margin improved 23 b.p. from second quarter 1998 and was 27 b.p. above third quarter 1997. The issuance of the trust preferred securities resulted in average earning assets increasing approximately $127,500 and accounted for approximately 17 b.p. of the increase. Average earning assets of $6,224,039 was $144,455 and $71,513 higher than second quarter 1998 and third quarter 1997, respectively. Average earning assets for the nine


        11 OF 27


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET INTEREST INCOME, CONTINUED
------------------------------

months ended September 30, 1998, were $6,130,438 compared to $6,055,447 for the same period of 1997. Loans comprised 61% of average earning assets for the most recent quarter compared to 63% for 1998 second quarter and 64% for 1997 third quarter. The yield on earning assets increased 3 b.p. from second quarter 1998's 8.22%, excluding the adjustments previously discussed. Interest expense to earning assets was 4.06% for the quarter, a decrease of 20 b.p. from second quarter 1998, principally due to the funding provided by the trust preferred securities, and a slightly lower cost of interest bearing deposits.

NET INTEREST MARGIN
--------------------------------------------------------------------------------


                                                                   THREE MONTHS ENDED
                                                        SEPTEMBER 30,   JUNE 30,    SEPTEMBER 30,
                                                            1998          1998          1997

Yields (FTE)
 Loans                                                      9.09%         8.72%         9.10%
 Securities                                                 6.87          6.65          7.05
 Other earning assets                                       7.92          5.85          7.19
                                                            ----          ----          ----
   Total earning assets                                     8.25          7.96          8.36

Cost of funds
 Interest bearing deposits                                  4.45          4.48          4.69
 Other interest bearing liabilities                         5.46          5.50          5.53
                                                            ----          ----          ----
   Total interest bearing liabilities                       4.67          4.74          4.92
                                                            ----          ----          ----
   Total interest expense to earning assets                 4.06          4.26          4.44
---------------------------------------------------------------------------------------------
Net interest margin                                         4.19%         3.70%         3.92%
=============================================================================================


     An ongoing objective of the Corporation's asset/liability management policy is to match rate-adjustable assets and liabilities at similar maturity horizons so that changes in interest rates will not result in wide fluctuations in net interest income. The rate sensitivity position is computed for various repricing intervals by calculating rate sensitivity gaps. The Corporation had a cumulative one-year positive gap on September 30, 1998, of $283,468 which represented 4.4% of the $6,376,619 in earning assets at that date. Net interest income at financial institutions with positive gaps tends to increase in periods of rising interest rates and decrease as interest rates decline. Management also utilizes a simulation model to measure the Corporation's net interest income volatility to changes in the level of interest rates, interest rate spreads, the shape of the yield curve and changing product growth patterns and investment strategies. Results of the simulation model indicate that the Corporation's net interest income would be affected by approximately 2.0% or less should interest rates increase or decrease by up to 200 basis points over a twelve-month period.

NON-INTEREST INCOME
-------------------

     Non-interest income for the nine months ended September 30, 1998, was $76,953 which increased $17,392 or 29.2% from the same period of 1997. Non-interest income for the three months ended September 30, 1998, was $27,899 and increased $1,646 from second quarter 1998 and $5,935 or 27.0% from third quarter 1997.


        12 OF 27


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON-INTEREST INCOME, CONTINUED
------------------------------

NON-INTEREST INCOME
-------------------------------------------------------------------------------


                                               NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                               1998          1997     INCREASE

Service charges on deposit accounts        $     18,841  $  14,581  $     4,260
Mortgage banking revenue                         14,142      6,245        7,897
Insurance premiums and commissions                9,231      7,435        1,796
Trust and plan administration fees                8,352      6,900        1,452
Non-interest fees on loans                        5,659      5,640           19
Investment products fees                          5,276      5,208           68
Net securities gains                              1,703      1,390          313
Other                                            13,749     12,162        1,587
-------------------------------------------------------------------------------
   Total non-interest income               $     76,953  $  59,561  $    17,392
===============================================================================


     Service charges on deposit accounts increased $4,260 year-to-date 1998 or 29.2% from 1997 due to an increased number of deposit accounts, chargeable services, higher activity fees and new fee sources. Service charges on deposit accounts for the third quarter were $7,077 compared to $6,344 for second quarter 1998 and $5,281 for third quarter 1997. Mortgage banking revenue through September 30, 1998, was $14,142 and increased $7,897 or 126.5% from 1997 due to the strong demand for new and refinanced residential mortgages and increased loan sales. The Corporation continues to sell the majority of its 1998 loan production in addition to approximately $100 million of Pinnacle loans sold in the second quarter. Mortgage banking revenue was $5,211 for the third quarter compared to $5,317 for the second quarter and $2,740 for 1997 third quarter. Mortgage banking revenue for third quarter 1998 included a gain on servicing rights of $1,361 from the sale of an out-of-market sub-serviced portfolio. Insurance premiums and commissions increased $1,796 or 24.2% year-to-date from 1997 due to increased sales and experience-related profit sharing bonuses received from insurance underwriters. Insurance premiums and commissions were $3,118 for the most recent quarter compared to $2,328 one year ago and $2,868 for the second quarter. Trust and plan administration fees of $8,352 were $1,452 or 21.0% higher than the first nine months of 1997 due to higher market value of assets under management and new plans under administration. Non-interest fees on loans increased a modest $19 from the nine months ended September 30, 1997, primarily due to the May 30, 1997, sale of the credit card portfolio. Investment products fees increased $68 primarily due to the January 1, 1998, acquisition of Wedgewood Partners, Inc. (Wedgewood). Net securities gains increased $313 to $1,703 and included $295 resulting from covered call options. Other income increased $1,587 for the nine months ended September 30, 1998, from the same period of 1997. Other income categories showing the largest increases were bank-owned life insurance income and trading account gains.

NON-INTEREST EXPENSE
--------------------

     Non-interest expense, which includes personnel, occupancy costs, equipment and other operating expenses was $183,113 for the nine months ended September
30, 1998, compared to $147,669 for the same period of 1997, an increase of $35,444. Expenses totaling $37,082 related to the merger and conversion of Pinnacle to the Corporation's data processing systems were recorded during the second quarter of 1998. Excluding these charges, and the $11,089 of merger and other related charges incurred in third quarter 1997 by Pinnacle, non-interest expense for the nine months ended September 30, 1998, increased $9,451 or 6.9% from the same period


        13 OF 27


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON-INTEREST EXPENSE, CONTINUED
-------------------------------

of 1997. Non-interest expenses for the third quarter of 1998 increased $2,325 from 1998 second quarter and $3,748 or 8.1% from 1997 third quarter, excluding the merger and other related charges.

NON-INTEREST EXPENSE
------------------------------------------------------------------------------


                                              NINE MONTHS ENDED
                                                SEPTEMBER 30,         INCREASE
                                              1998         1997      (DECREASE)

Salaries and employee benefits            $     86,595  $  77,136  $     9,459
Data processing and other services              12,749     13,662         (913)
Occupancy                                       12,605     10,011        2,594
Equipment                                       14,236      7,820        6,416
Professional fees                               13,356      6,929        6,427
Advertising and promotion                        5,466      4,725          741
Printing and supplies                            4,305      3,697          608
Telephone and data communication                 3,811      3,061          750
Postage and freight                              3,948      3,601          347
Amortization of intangible assets                3,509      3,362          147
Other                                           22,533     13,665        8,868
------------------------------------------------------------------------------
   Total non-interest expense             $    183,113  $ 147,669  $    35,444
==============================================================================


     Salaries and employee benefits increased $9,459 year-to-date September 30, 1998, from the same period of 1997. Excluding the severance and benefit accruals recorded at Pinnacle in both second quarter 1998 and third quarter 1997, salaries and employee benefits increased $3,590 or 5.0%. The remaining increase generally related to the January 1998 Wedgewood acquisition, performance-based commissions and awards and normal merit increases. Data processing and other services decreased $913 for the nine-month period. Excluding the Pinnacle conversion costs incurred in both years, data processing and other expenses decreased $507 on a year-to-date basis, primarily due to the reduced expenses associated with processing credit card transactions since the May 30, 1997, sale of the credit card portfolio. Occupancy expense increased $2,594, principally due to office closures and building write-downs totaling $1,781 during 1998 second quarter. Equipment expense for the nine months ended September 30, 1998, increased $6,416 from the like period of 1997 and included $5,488 of write-offs at Pinnacle related to equipment not needed after their conversion to the Corporation's data processing systems. Professional fees increased $6,427 for the first three quarters of 1998 compared to 1997. Included in second quarter 1998 and third quarter 1997 were $8,153 and $1,779, respectively, of legal, accounting and investment banker fees in connection with mergers at Pinnacle and with Pinnacle and the Corporation. Excluding these expenses, professional fees increased $53. Advertising and promotion increased $741 due to increased marketing efforts related to various loan and deposit promotions. Printing and supplies increased $608; the Pinnacle merger accounted for $405 of that increase. Telephone and data communications increased $750 on a year-to-date basis over 1997 due to additional communication needs with recently completed acquisitions and the expanded distance in the Corporation's branch and ATM network. The Pinnacle merger accounted for $84 of the $347 increase in postage and freight with the remaining increase being attributable to higher levels of business activity. Other expenses increased $8,868 for the nine months ended September 30, 1998, from the same period of 1997. Excluding other expenses associated with the Pinnacle mergers and conversions, the increase was $2,574. This increase was generally due to increased loan origination expenses, travel and foreclosed property expenses.


        14 OF 27


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAX EXPENSE
------------------

     Income tax expense was $22,329 for the nine months ended September 30, 1998, compared with $22,243 for the same period in 1997. The effective tax rate was 36.7% and 35.0% for the nine months ended September 30, 1998 and 1997, respectively. The increased effective tax rate in 1998 was due to the non-deductibility of various merger expenses during 1998. The effective tax rate in 1998 excluding merger-related charges was 32.7%. The decline in the effective tax rate excluding merger related charges is attributable to an increase in income from tax exempt sources, including municipal investments and bank-owned life insurance.

YEAR  2000
----------

     The Corporation is subject to risks associated with the "Year 2000" problem, a term which refers to uncertainties about the ability of various data processing hardware and software systems to interpret dates correctly after the beginning of the Year 2000. The Corporation began working on its Year 2000 plan in 1996 and formed a Project Committee (Committee) that meets weekly to review the status of the plan. A full-time project leader has been assigned to the project while senior management oversees it and regularly reports to the Board of Directors. The Committee has formulated a Comprehensive Year 2000 Plan
(Plan) that includes phases relating to awareness, assessment, renovation, validation and implementation. The Plan establishes a timetable and summarizes each major phase of the project and the estimated costs to renovate and test systems in preparation for the Year 2000.

     The awareness phase included a Corporate-wide campaign to communicate the problem and the potential ramifications to the organization. Concurrent with this phase, the committee began the assessment phase which included the inventorying of systems that may be impacted. The business use of each inventoried item was then analyzed and prioritized in varying degrees from critical to non-critical, based upon the perceived adverse effect on the financial condition of the Corporation in the event of a loss or interruption in the use of each system. The Corporation has completed the awareness and assessment phases of the project.

     The Corporation has outsourced most critical data processing activities to an industry-known leader who is responsible for modifying its programs to be compliant with Year 2000 processing; however, testing of those systems falls within the scope of the Committee. Focusing on these critical systems, the Committee has closely reviewed and monitored the vendor's progress. Year 2000 compliant upgrades to these outsourced critical data processing systems were installed in early November 1998. Other critical systems have also been assessed as to their Year 2000 readiness. These systems have been purchased from other industry-known vendors and are generally used in their standard configuration or with minor modifications. The Committee is closely reviewing and monitoring these systems in addition to reviewing less critical systems as to each vendor's progress and testing. A test lab has been established and systems are being tested in a non-production environment. Certification of Year 2000 compliance for these systems has been received from approximately 90% of all vendors including all those deemed critical. One critical outsourced system, the human resource/payroll system, that was not Year 2000 compliant will be replaced. The contract with this vendor will be terminated and the Corporation is currently converting to the system of a new vendor that is compliant for Year 2000. This conversion is progressing on schedule and is expected to be completed by January 1999. Integrated testing on all critical applications will continue through the first quarter of 1999. The review of non-critical systems has begun and is expected to be completed by June 30, 1999. With the renovation phase nearly complete, the validation and implementation phases of all systems will continue and is expected to be completed, for critical systems, by March 31, 1999 and for all remaining systems by June 30, 1999. A system is deemed validated upon completion of an appropriate test plan, contingency plan and system testing of the Year 2000 compliant version without problems.


        15 OF 27


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000, CONTINUED
--------------------

     The Corporation's overall costs associated with Year 2000 implementation will be reduced due to its outsourcing arrangement previously discussed; however, incremental direct expenses are estimated to total approximately $500 during the 1998-1999 period. Additionally, capital improvements of approximately $5,000 will be accelerated, in part due to Year 2000. The capital improvements include replacing older technology, fully-depreciated personal computers and software, telecommunication systems, and the new human resource/payroll systems. Although implementation of this equipment and software will resolve certain Year 2000 issues, they will also provide increased or improved functionality and efficiencies. The cost of this equipment and software is expected to be charged to expense over a 36-60 month period commencing first quarter 1999. The aforementioned costs include the salary of the full-time project leader but not the time of management and staff assisting on the project which are estimated to total 6,000 hours from fourth quarter 1998 through 1999. The total cost could vary significantly from those currently estimated for unforeseen circumstances which could develop in implementing the Plan.

     Concurrent with the development and execution of the Plan is the evolution of the Corporation's Year 2000 Contingency Plan (Contingency Plan). The Contingency Plan is intended to be a changing document developed based on the on-going results of the project. The Contingency Plan, coordinated by the Committee, currently includes the contingency procedures for critical data processing and environmental systems and key suppliers. The Contingency Plan will be expanded during fourth quarter 1998 to address a variety of additional issues including credit risk, liquidity and loan and deposit customers.

     The Corporation is also completing an assessment of Year 2000 risks relating to its lines of business separate from its dependence on data processing. This assessment includes public seminars and a review of larger commercial customers to ascertain their overall preparedness for Year 2000. The process requires lending and other bank officers to meet with their customers to review and assess their overall preparedness. The failure of a commercial customer to prepare adequately for Year 2000 could have a significant adverse effect on such customer's operations and profitability, and inhibit its ability to repay loans in accordance with their terms or requiring the use of its deposited funds. While the process of evaluating the potential adverse effects of Year 2000 risks on these customers is substantially complete, it is not possible to quantify the overall potential effect to the Corporation.

     The Plan also includes provisions which address the Year 2000 compliance of environmental systems, which include items such as elevators, security systems and heating and air conditioning systems. No significant business risks have been revealed regarding these types of systems. Additional investigation is scheduled for fourth quarter 1998 and first quarter 1999.

     While the Corporation is making a substantial effort to become Year 2000 compliant, there is no assurance that the failure to adequately address all issues relating to the Year 2000 problem would not have a material adverse effect on its financial condition or results of operations.

LOANS
-----

     Loans totaled $3,823,764 at September 30, 1998, compared to $3,987,447 at December 31, 1997, and $3,958,958 at September 30, 1997. The loan portfolio decreased $163,683 from year-end 1997 and $135,194 from one year ago. Part of the decrease was the result of the Corporation reclassifying $96,462 of purchased SBA loans to held for sale in June 1998. At September 30, 1998 $49,863 of SBA loans remained in loans held for sale.


        16 OF 27


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LOANS, CONTINUED
----------------

Additionally, the Corporation continues to reduce its residential mortgage loan portfolio by selling or securitizing most new production. This allows the Corporation to increase overall loan yields and increase fee income by retaining servicing.

LOANS OUTSTANDING
--------------------------------------------------------------------------------


                                                          SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                                                               1998           1997            1997
Commercial, industrial and agricultural
  production loans                                        $    1,288,206  $   1,281,143  $    1,200,895
Tax exempt loans                                                  38,268         35,070          36,462
Real estate mortgage loans:
  Commercial and agricultural                                    395,587        389,761         369,426
  Construction                                                   147,858        129,925         120,313
  Residential                                                  1,014,923      1,280,917       1,375,625
Consumer loans                                                   938,922        870,631         856,237
-------------------------------------------------------------------------------------------------------
   Total loans                                            $    3,823,764  $   3,987,447  $    3,958,958
=======================================================================================================


     Commercial loans totaled $1,288,206 at September 30, 1998, compared to $1,281,143 at December 31, 1997 and $1,200,895 at September 30, 1997. Excluding
the reclassification of the purchased SBA loans to held for sale as previously discussed, commercial loans increased $103,525 and $183,773 from year-end and one year ago, respectively. Commercial loans accounted for 33.7% of the loan portfolio at September 30, 1998 compared to 30.3% at September 30, 1997.

     Real estate mortgage loans, which consist of residential, commercial and agricultural loans secured by real estate and construction loans, totaled $1,558,368 at September 30, 1998, compared to $1,865,364 one year prior. Residential mortgage loans decreased $265,994 from year-end 1997 and $360,702 from one year ago. Residential mortgage loans were 26.5% of total loans at September 30, 1998, compared to 34.7% one year prior. Demand for new residential mortgage loans remained strong throughout 1997 and thus far in 1998. Consistent with management's plan to reduce the concentration in the residential mortgage loan portfolio to approximately 25% of total loans, the Corporation sold a significant portion of its production. The Corporation originated $172 million of residential mortgage loans in the third quarter of 1998, most of which were or will be sold or securitized. The Corporation generally continues to service these loans. At September 30, 1998, $1,030,989 of residential mortgage loans originated by the Corporation's subsidiary banks and subsequently sold in the secondary market were being serviced. The Corporation had capitalized servicing rights of $6,445 relating to $686,360 of those loans.

     Consumer loans, which include installment, home equity and other lines of credit, increased $68,291 from December 31, 1997, and $82,685 from one year ago. Indirect installment loan balances acquired through various automobile dealerships increased $55,060 from year-end and $66,719 from one year ago to $306,540 at September 30, 1998. At September 30, 1998, all other installment loans had increased $9,426 from December 31 and $3,881 from September 30, 1997 to $455,975. Home equity and other lines of credit outstandings totaled $176,407 at September 30, 1998, an increase of $12,085 from one year ago, or 7.4%.


        17 OF 27


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

SUMMARY OF ALLOWANCE FOR LOAN LOSSES
----------------------------------------------------------------------------


                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                      1998           1997
Beginning balance                                 $     55,223   $   46,171
  Balance of subsidiary at acquisition date              2,140
  Adjustment to conform year-ends                                       501
  Provision for loan losses                              6,921       21,074
  Loans charged-off                                    (12,000)     (11,757)
  Recoveries                                             3,594        2,535
----------------------------------------------------------------------------
Ending balance                                    $     55,878   $   58,524
============================================================================
Percent to total loans                                    1.46%        1.48%
============================================================================


     The allowance for loan losses was $55,878 at September 30, 1998, representing 1.46% of total loans, compared with $55,223 at December 31, 1997, or 1.38% of total loans. At September 30, 1997, the allowance for loan losses was $58,524 and represented 1.48% of total loans. Annualized net charge-offs to average loans was .29% during the nine months ended September 30, 1998, compared to .32% for the same period of 1997. The provision for loan losses to average loans was .24% and .74% for the nine months ended September 30, 1998 and 1997, respectively. The allowance for loan losses to non-performing loans was 164% at September 30, 1998, compared to 197% at December 31, 1997, and 184% at September 30, 1997.

     Risk assets consist of non-performing loans, foreclosed properties and loans 90 days or more past due but accruing. Although these assets have more than a normal risk of loss, they will not necessarily result in a higher level of future charge-offs or losses.

     Non-performing loans consist of loans classified as troubled debt restructurings and loans on non-accrual status. As indicated in the following table, the Corporation's non-performing loans as of September 30, 1998, totaled $34,104, an increase of $6,130 from December 31, 1997. The increase is generally due to management's continuing review of criticized loans and placing on non-accrual status, several smaller loans, acquired with the Pinnacle merger. The non-performing loans to total loans ratio was .89% on September 30, 1998, as compared to


        18 OF 27


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


ASSET QUALITY, CONTINUED
------------------------

 .70% on December 31, 1997, and .80% on September 30, 1997. Total risk assets equaled 1.25% of loan-related assets at September 30, 1998, compared to 1.11% at December 31, 1997. In addition to loans classified as risk assets, there were other loans totaling $11,970 at September 30, 1998, where the borrowers were experiencing difficulties and management is closely monitoring the borrowers' abilities to comply with payment terms. However, conditions at this time do not warrant classification as risk assets.

NON-PERFORMING AND RISK ASSETS
--------------------------------------------------------------------------------


                                           SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,
                                               1998             1997            1997
 Non-accrual loans:
 Commercial, agricultural and tax exempt  $       16,444   $      12,801   $       15,840
 Real estate mortgage                             13,460          12,115           12,704
 Consumer                                          3,240           1,657            1,628
                                          ---------------  --------------  ---------------
      Total non-accrual                           33,144          26,573           30,172

 Restructured loans                                  960           1,401            1,622
                                          ---------------  --------------  ---------------

      Total non-performing loans                  34,104          27,974           31,794

 Foreclosed properties                             6,042           6,703            5,025
                                          ---------------  --------------  ---------------

      Total non-performing assets                 40,146          34,677           36,819

 90 days or more past due and accruing:
 Commercial, agricultural and tax exempt           2,334           2,372            5,208
 Real estate mortgage                              3,689           5,427            3,461
 Consumer                                          1,721           1,683            2,108
                                          ---------------  --------------  ---------------
      Total 90 days or more past due               7,744           9,482           10,777
                                          ---------------  --------------  ---------------

      Total risk assets                   $       47,890   $      44,159   $       47,596
==========================================================================================
 Risk assets to loan-related assets                 1.25%           1.11%            1.20%
==========================================================================================


INVESTMENT SECURITIES
---------------------

     Total investment securities available for sale and held to maturity represented 37% of earning assets at September 30, 1998, compared to 34% and 35% at December 31, 1997, and September 30, 1997, respectively. The portfolio has continued to shift toward investments in mortgage-backed securities, predominately underwritten to the standards of, and guaranteed by government sponsored enterprises. These securities generally yield 70-100 basis points more than comparable U.S. Treasury securities. Mortgage-backed securities differ from traditional debt securities in that they have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying mortgages. Prepayment rates generally can be expected to increase during periods of lower interest rates as the underlying mortgages are refinanced at lower market rates. Conversely, the average lives of these securities generally are extended as interest rates increase. The estimated average life of these securities and the overall portfolio was 5.0 years and 6.0 years, respectively, at September 30, 1998. Additional state and municipal securities have also been purchased due to their higher tax equivalent yields.


        19 of 27


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DEPOSITS AND OTHER SOURCES OF FUNDS
-----------------------------------

     Total deposits were $4,829,982 at September 30, 1998, compared to $4,615,062 and $4,522,700 at December 31, 1997, and September 30, 1997,
respectively. Since December 31, 1997, interest bearing deposits increased $202,545 and non-interest bearing deposits increased $12,375. Since changes in total deposits or deposit categories as of a balance sheet date are not necessarily indicative of an overall trend, changes in average balances can provide a more accurate reflection of trends. Average interest bearing deposits increased $51,080 and non-interest bearing deposits increased $68,414 for the nine months ended September 30, 1998 over the same period of 1997. Customer preference has shifted to money market deposit accounts due to new product features, the flat yield curve and Corporate promotions. Accordingly, year-to-date average money market deposit accounts increased $165,476 from 1997 and savings and certificates of deposit account averages declined $59,623 and $75,438, respectively. Average interest checking accounts rose $20,665.

     Securities sold under repurchase agreements are acquired in national markets as well as from the Corporation's commercial customers as part of a cash management service. Repurchase agreements were $523,318, $586,855 and $711,160 at September 30, 1998, December 31, 1997, and September 30, 1997, respectively. A portion of these repurchase agreements, acquired to fund certain fixed rate earning assets, is being hedged by interest rate swaps.

     Long-term debt totaled $638,573 at September 30, 1998, compared to $726,658 at December 31, 1997, and $690,473 at September 30, 1997. Advances from the FHLB accounted for $626,045 of total long-term debt at September 30, 1998.

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

     Liquidity is provided by projecting credit demand and other financial needs and then maintaining sufficient funding sources and assets readily convertible into cash to meet these requirements. The Corporation has provided for its liquidity needs by maintaining adequate balances in money market assets, through growth in core deposits, maturing loans and investments in its securities portfolio and by maintaining various short-term borrowing sources. At September 30, 1998, the Corporation had $302,385 in investment securities maturing within one year. The Corporation additionally has federal funds lines and other borrowing sources available to it and its subsidiary banks. Investment securities maturing within one year and unused borrowing sources are considered by management to provide adequate liquidity in view of projected needs. The Parent Company's liquidity is provided by dividends from its subsidiaries and a $50,000 bank line of credit. At September 30, 1998, the entire $50,000 of the line of credit remained available for future use.


        20 of 27


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED
------------------------------------------

     The Corporation continues to maintain a strong capital position which supports its current needs and provides a sound foundation to support further expansion. Total shareholders' equity at September 30, 1998, was $537,334, compared to $515,463 at December 31, 1997 and $499,551 at September 30, 1997. The Corporation and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their respective assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, that as of September 30, 1998, the Corporation and its banking subsidiaries exceeded all regulatory capital adequacy requirements to which they were subject.

     As of September 30, 1998, the most recent notification from regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the subsidiary banks' categories. The trust preferred securities, discussed in Note 7 to the consolidated financial statements, qualify as Tier 1 capital and are included as such in the following table which shows the Corporation's actual and minimum required capital amounts and ratios as mandated by the respective principal federal regulatory authority at September 30, 1998:

                                                                                          REQUIREMENTS TO BE
                                                                         MINIMUM              CLASSIFIED
                                                     ACTUAL            REQUIREMENTS      AS "WELL CAPITALIZED"
                                                Amount    Ratio      Amount     Ratio      Amount     Ratio
                                                ------    -----      ------     -----      ------     -----
Total Capital to risk weighted assets         $700,211    16.58%    $337,869    8.00%    $422,336     10.00%
Tier 1 Capital to risk weighted assets         647,419    15.33      168,934    4.00      253,402      6.00
Tier 1 Capital to average assets
            (leverage ratio)                   647,419     9.75      265,506    4.00      331,883      5.00


        21 of 27


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


        22 of 27


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


        23 of 27


                              CNB BANCSHARES, INC.
                                    FORM 10-Q


SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CNB Bancshares, Inc.
                                          ---------------------------
                                                  (Registrant)





Date    November 9, 1998            by    /s/ James J. Giancola
        ---------------------             ---------------------------
                                          James J. Giancola,
                                          President and Chief Executive Officer



Date    November 9, 1998            by    /s/ Ralph L. Alley
        ---------------------             ----------------------------
                                          Ralph L. Alley, Senior Vice President,
                                          Controller and Treasurer
                                          (Principal Accounting Officer)


        24 of 27


EXHIBIT INDEX


Reg.  S-K
Exhibit No.                 Description of Exhibit                 Page No.
-----------                 ----------------------                 --------

   27                      Financial Data Schedule                  26-27


        25 of 27