Form 10-K
period 1998-12-31
CNB BANCSHARES INC
filed 1999-03-29
CIK 724198

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

   (Mark One)
{X} Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended DECEMBER 31, 1998
                                      OR
{ } Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the transition period from _______ to ______.

                CNB BANCSHARES, INC.                             0-11510
(Exact name of registrant as specified in its charter)  (Commission file number)

                 INDIANA                                      35-1568731
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                          Identification No.)

20 N.W. THIRD STREET, EVANSVILLE, INDIANA                      47739
 (Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code:  (812) 456-3400

         Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
           Title of Each Class                             on Which Registered
           -------------------                             --------------------
        COMMON STOCK, NO PAR VALUE                       NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X       No
                                               ----        ------

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

   The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,259,576,000 as of March 5, 1999.

   The number of shares outstanding of the registrant's common stock, without par value, as of March 5, 1999 was 35,206,103 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998. (Part I, Part II and Part IV)

(2) Portions of the Registrant's Proxy Statement for Annual Meeting of Shareholders to be held April 21, 1999. (Part III)

     Exhibit index is on pages 20 and 21.

                                    PART I

ITEM 1. BUSINESS

OVERVIEW

   CNB Bancshares, Inc. (the Corporation) is a regional, bank holding company headquartered in Evansville, Indiana. Incorporated on May 26, 1983, under the laws of the State of Indiana, the Corporation began operating in 1984 as a one-bank holding company for The Citizens National Bank of Evansville, which was chartered in 1874. Since that time, the Corporation has acquired additional financial subsidiaries and on December 31, 1998, the Corporation combined the charters of its eight subsidiary banks into one Michigan state bank charter under the name of Citizens Bank of MidAmerica (Citizens). Citizens operated 144 offices in Indiana, Kentucky, Illinois and Michigan and had total assets and shareholders' equity of $7,134,268,000 and $571,140,000, respectively at December 31, 1998. The Corporation also owns a consumer finance company and a leasing company. As of December 31, 1998, the Corporation had consolidated total assets of $7,141,797,000 and total shareholders' equity of $527,046,000.

   Citizens offers a broad range of commercial and retail banking and other financial products and services to its customers. Deposit products include certificates of deposit, individual retirement accounts and other time deposits, checking and other demand deposit accounts, including interest bearing checking accounts, savings and money market accounts and cash management services. Loans include commercial and industrial, real estate mortgage and servicing, consumer, agricultural and leasing services. Other products and services include deposit and investment brokerage, trust and asset management, credit-related insurance, automatic teller machines and safe deposit boxes. Citizens is the Corporation's principal subsidiary.

   The Corporation also has four non-banking subsidiaries. Citizens Life Assurance Company underwrites credit life and disability insurance sold through the Corporation's banking subsidiary. Citizens Insurance of Evansville provides risk management, employee benefits and personal insurance. Small Parker & Blossom is a third party administrator of employee benefit plans. Wedgewood Partners is a full service broker/dealer and asset management firm.

   The Corporation operates with a super community bank philosophy-- decentralizing day-to-day customer services such as pricing and lending decisions, while centralizing data processing systems, product development and back office support functions. The Corporation's operations in each market are managed by a president under the guidance of a regional board of directors. By keeping the decision-making process close to the customer, the Corporation believes it has a competitive advantage over super regional companies, while providing the necessary scale to manage expenses. Management believes that the Corporation's size gives it a considerable advantage over community banks through a much more diverse product offering and greater access to resources, especially technology. The Corporation has operations in six of the ten largest Indiana counties. Based upon the most recently available FDIC deposit data, 78% of its deposits come from markets where the Corporation ranks first, second or third in deposit market share.

   The Corporation continues to explore new products and services to meet the needs and demands of its growing customer base and to remain competitive with other financial institutions operating in its market areas.

PENDING AND RECENTLY COMPLETED ACQUISITIONS

   The Corporation has grown significantly through 33 acquisitions of banks and non-banks since 1986. The future growth of the Corporation will be dependent in part upon the ability of the Corporation to acquire businesses at favorable prices, terms and conditions and to properly manage and integrate their operations. The Corporation's ability to expand successfully through acquisitions depends upon many factors, including the successful identification and acquisition of financial institutions and other related businesses and management's ability to effectively integrate the acquired businesses. Future acquisitions by the Corporation may involve the issuance of its common stock which would have the effect of diluting the ownership interests of the existing shareholders of the Corporation.

   Acquisitions entail risks that business judgments will prove inaccurate with respect to anticipated market growth, projected revenue enhancements and expected operating expense savings. Acquisitions also entail the risks of the diversion of management's attention and the conversion of the operations and assimilation of personnel of the acquired companies, each of which could adversely affect the Corporation's results of operations. In addition, the success of any acquisition will depend in part upon the Corporation's ability to effectively integrate the acquired company into the Corporation's operations and implement its business style and philosophy. There can be no assurance that future acquisition opportunities, if any, can be consummated on favorable terms, that the Corporation will be successful in acquiring any businesses or that any such acquisitions will enhance the earnings of the Corporation.

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

   On April 17, 1998, the Corporation issued 13,771,974 shares and assumed the terms of stock options to allow the purchase of 123,901 shares of its common stock in exchange for all of the outstanding shares of Pinnacle Financial Services, Inc. (Pinnacle), headquartered in St. Joseph, Michigan. The acquisition was accounted for under the pooling of interests method of accounting and, accordingly, all financial data of the Corporation for prior periods has been restated to include the financial position and operating results of Pinnacle.

   On January 1, 1998, the Corporation issued 115,290 shares of its common stock for the acquisition of Wedgewood Partners, a full service broker/dealer and asset management firm based in St. Louis, Missouri. Goodwill of $2,345,000 related to this acquisition is being amortized on a straight-line basis over 15 years. The acquisition was accounted for under the purchase method of accounting; and, accordingly, the consolidated financial statements include the assets and liabilities and results of operations from the January 1, 1998 transaction date forward.

COMPETITION

   The business of the Corporation and its subsidiaries is highly competitive. There are numerous banks and bank holding companies located in southern Illinois, Indiana, Kentucky, Michigan and Tennessee, which offer substantial competition in the acquisition and operation of banks, savings associations and non-bank financial institutions. The banking and financial subsidiaries and the Corporation's non-banking subsidiaries encounter substantial competition in all of their banking and related activities and expect such competition to intensify as the financial industry expands due to more non-bank competitors offering financial services. In addition, recent changes in laws relating to interstate banking have permitted some local institutions to become part of larger regional and national organizations.

   The Corporation competes with other commercial banks, savings associations and credit unions for loans and deposits and with money market funds for deposits. Consumer and commercial finance companies, mortgage banks, securities brokerage companies, investment banking firms and insurance companies also compete for various types of loans and financial services. Some of these entities and institutions are not subject to the same regulatory restrictions as financial institution holding companies and their subsidiary banks and savings associations and, therefore enjoy certain competitive advantages. The principal methods of competition in banking activities are price, service and convenience.

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

   Subsidiary banks of a bank holding company are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or the lease or sale of any property or the furnishing of services. Bank holding companies and their non-bank subsidiaries that engage in electronic benefit transfer services are also subject to certain anti-tying restrictions. Subsidiary banks of a bank holding company are also subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in stock or other securities thereof, and on the taking of such stock or other securities as collateral for loans.

   The Federal Reserve Board has prescribed capital adequacy guidelines for use in its examination and regulation of bank holding companies. If the capital of a bank holding company falls below the minimum levels established by these guidelines, it may be denied approval to acquire or establish additional banks or non-bank businesses. The guidelines established by the Federal Reserve Board set a minimum leverage ratio of 3.0% for the most highly rated bank holding companies that do not anticipate significant growth. All other institutions are required to maintain a ratio of 4.0% to 5.0% depending on their particular circumstances and risk profile. This ratio is defined as shareholders' equity less non-qualifying intangible assets plus perpetual preferred stock, as a percentage of the sum of quarter-to-date total average assets less non-qualifying intangible assets. The Federal Reserve Board has also adopted risk-based capital guidelines which assign various risk weightings to assets and off-balance sheet items and set minimum capital requirements. Under the current rules, banks are required to have core capital (Tier 1) of at least 4.0% of risk-weighted assets and total capital of 8.0% of risk-weighted assets. Tier 1 capital consists primarily of shareholders' equity, less intangible assets plus perpetual preferred stock; and total capital consists of Tier 1 capital, certain long-term debt and convertible debentures and a portion of the allowance for loan losses. The $172,500,000 of trust preferred securities issued by the Corporation in June 1998 qualify as Tier 1 capital. At December 31, 1998, the Corporation's leverage, Tier 1 and total capital ratios were 9.3%, 14.8% and 16.0%, respectively, all well above regulatory minimums.

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

   The Corporation's banking subsidiary is subject to supervision and regulation by its chartering authority. The primary supervisory authorities of the Corporation's banking subsidiary are the Federal Reserve Board and the Michigan Financial Institutions Bureau. These regulators regularly examine such areas as reserves, loans, investments, management practices and other aspects of bank operations, and has the authority to prevent a bank from engaging in an unsafe or an unsound practice in conducting its business. In addition, the Corporation's banking subsidiary is a member of, and subject to regulation by, the Federal Deposit Insurance Corporation (FDIC).

   Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments it may make, the reserves against deposits it must maintain, loans a bank makes and collateral it takes, minimum capital levels, activities with respect to mergers and consolidations, and the establishment of branches.

   In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was enacted. FDICIA contains various provisions relating to the supervision, regulation, and operation of banks and bank holding companies. Various regulations implementing FDICIA have been promulgated by bank regulators. FDICIA, among other things, identifies the following capital standards for depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below any such measure, and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. FDICIA requires a bank that is determined to be undercapitalized to submit a capital restoration plan, and the bank's holding company, subject to certain limitations, must guarantee that the bank will meet its capital plan. FDICIA also prohibits banks from making any capital distribution or paying any management fee if the bank would thereafter be undercapitalized. Under these rules, institutions must have a leverage ratio of 5.0% or above, Tier 1 capital to risk-based assets of 6.0% or above, and total capital to risk-based assets of 10.0% or above in order to qualify as well capitalized. The Corporation's banking subsidiary was well capitalized for purposes of FDICIA and exceeded all other regulatory capital requirements at year-end 1998.

   FDICIA grants the FDIC authority to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources and to establish semiannual assessment rates on Bank Insurance Fund (BIF) and Savings Association Insurance Fund (SAIF) member banks so as to maintain the funds at the designated reserve ratios defined in FDICIA. FDICIA also required the FDIC to implement a risk-based insurance assessment system pursuant to which the premiums paid by a depository institution are based on the probability that the BIF or SAIF will incur a loss in respect of such institution. At December 31, 1998, the Corporation's banking subsidiary was in the category of institutions that paid deposit assessments at the lowest rates.

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

     NAME                  AGE               OFFICE AND BUSINESS EXPERIENCE
H. Lee Cooper               60       Chairman of the Board of the Corporation since 1986.
                                     Previously, Mr. Cooper also served as Chief Executive
                                     Officer and President of the Corporation and in
                                     various capacities as a senior executive officer of
                                     both the Corporation and Citizens.
James J. Giancola           50       President and Chief Executive Officer of the
                                     Corporation.  Mr. Giancola has been President since
                                     1994 and was named Chief Executive Officer in 1996.
                                     Prior to joining the Corporation in 1992, Mr.
                                     Giancola was President of Gainer Bank of
                                     Merrillville, Indiana.
M. Lynn Cooper              48       Executive Vice President of the Corporation since
                                     1994.  Prior to 1994, Mr. Cooper served as Chairman
                                     of the Board, President and Chief Executive Officer
                                     of the Kentucky Division of Citizens.
Anthony L. Guerrerio        51       Executive Vice President of the Corporation since
                                     1999.  Mr. Guerrerio has been President and Chief
                                     Executive Officer of Wedgewood Partners, Inc. since
                                     1988.  The Corporation acquired Wedgewood in 1998.
Marvin Huff, Jr.            65       Executive Vice President of the Corporation since
                                     1996 and President of the CIS/Operations Division of
                                     Citizens since 1994.  Previously, Mr. Huff served in
                                     various capacities as an officer of Citizens.
David L. Knapp              59       Executive Vice President of the Corporation since
                                     1986.  Mr. Knapp was named Chief Banking Officer in
                                     1999.  Previously, Mr. Knapp served as President and
                                     Chief Executive Officer of the Evansville Division of
                                     Citizens and in various other capacities as a senior
                                     executive officer of both the Corporation and
                                     Citizens.
John R. Spruill             56       Executive Vice President and Chief Administrative
                                     Officer of the Corporation since 1999.  Previously
                                     Mr. Spruill served as Executive Vice President and
                                     Chief Financial Officer of the Corporation.  Prior to
                                     joining the Corporation in 1995, Mr. Spruill served
                                     as Executive Vice President and Chief Financial
                                     Officer of Southern National Corporation in North
                                     Carolina.

David M. Viar               49       Executive Vice President and Treasurer of the
                                     Corporation since 1996.  Previously, Mr. Viar served
                                     as Senior Vice President and Treasury Officer of the
                                     Corporation.  Prior to joining the Corporation in
                                     1993, Mr. Viar was Senior Vice President--Funds
                                     Management of Dominion Bancshares in Virginia.
Ralph L. Alley              47       Senior Vice President and Controller of the
                                     Corporation and Senior Vice President and Controller
                                     of Citizens since 1985.  Previously, Mr. Alley served
                                     in various capacities as an officer of Citizens.
Thomas E. Bajusz            45       Senior Vice President and Chief Credit Officer of the
                                     Corporation since 1999.  Previously, Mr. Bajusz
                                     served as Senior Vice President--Commercial Lending
                                     of the Northern Division of Citizens.  Prior to
                                     joining the Corporation in 1998, Mr. Bajusz served as
                                     First Vice President--Commercial Lending of NBD.
John N. Daniel, Jr.         53       Senior Vice President of the Corporation and
                                     President of the Evansville Division of Citizens
                                     since 1999.  Previously, Mr. Daniel served as Senior
                                     Vice President and Chief Credit Officer of the
                                     Corporation.  Prior to 1997, Mr. Daniel served as
                                     Senior Vice President--Commercial Lending of the
                                     Evansville Division of Citizens.
James R. Dodd               53       Senior Vice President of the Corporation since 1993.
                                     In 1996, Mr. Dodd was named President of the Trust
                                     Division of Citizens.  Prior to joining the
                                     Corporation in 1993, he was President of BancOklahoma
                                     Trust Company.
Douglas R. Hanks            52       Senior Vice President and Director of Marketing of
                                     the Corporation since 1994.  Prior to joining the
                                     Corporation in 1994, Mr. Hanks served as Vice
                                     President--Director of Field Marketing for BancOne
                                     Corporation.
John M. Oberhelman          57       Senior Vice President of Human Resources for the
                                     Corporation and Citizens since 1992.  Previously, Mr.
                                     Oberhelman served in various capacities as an officer
                                     of Citizens.

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

STATISTICAL DISCLOSURE

  The statistical disclosures of the Corporation on a consolidated basis, included on pages 18 to 37 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1998, are hereby incorporated by reference herein.

ITEM 2.  PROPERTIES

  Citizens owns a modern, 15-story office building which houses the Corporation's principal offices and the main banking offices of Citizens. The building is located at 20 Northwest Third Street, Evansville, Indiana, and is in excellent condition. The Corporation and Citizens presently occupy approximately 85% of the building and the remainder is leased to various tenants. The Corporation and Citizens also utilize four other buildings in close proximity to the main banking office in downtown Evansville which are also owned and are available for future office needs of the Corporation. A portion of this space is also currently being leased by various tenants. The Corporation's subsidiaries own 112 of the 172 remaining offices in which they conduct their businesses. The net investment, as of December 31, 1998, of the Corporation and its subsidiaries in property and equipment was $101,160,000. Two properties are security for real estate mortgages payable which balances totaled $1,866,000 at December 31, 1998. None of the other properties are subject to material liens or other encumbrances.

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

ITEM 4.  SUBMISSION MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1998.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND STOCKHOLDER MATTERS

  Pages 1 and 65 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1998, are hereby incorporated by reference herein.

ITEM 6.  SELECTED FINANCIAL DATA

  Page 18 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1998, is hereby incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

       Pages 19 to 37 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1998, are hereby incorporated by reference herein.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Managing interest rate risk is fundamental to the financial services industry. The Corporation's policies are designed to manage the inherently different maturity and repricing characteristics of its loan and deposit portfolios to achieve a desired interest sensitivity position and to limit exposure to interest rate risk. By using a combination of on- and off-balance sheet financial instruments, the Corporation manages interest rate sensitivity while seeking to optimize net interest income within the constraints of prudent capital adequacy and liquidity needs. Principal maturities and repricing profiles are monitored through static gap analysis and future operating results are simulated through computer modeling.

       The management of interest rate sensitivity includes monitoring the maturities and repricing opportunities of interest earning assets and interest bearing liabilities. The Corporation's interest rate sensitivity analysis as of December 31, 1998 is summarized in the Liquidity and Interest Rate Sensitivity section of Management's Discussion and Analysis in the Corporation's Annual Report to Shareholders on pages 34 and 35. A rate sensitivity position is computed for various repricing intervals by calculating rate sensitivity gaps. Interest earning assets and interest bearing liabilities have been distributed based on their repricing opportunities. The maturities of certain investments, loans and deposits have been adjusted based on projected prepayment patterns or historical relationships to changes in market interest rates. The repricing of certain liabilities has been adjusted to reflect the expected benefit of interest rate contracts in place at year-end. Although rate sensitivity gaps constantly change as funds are acquired and invested, the Corporation's positive gap of $23,089,000 at one year or less as of December 31, 1998, was approximately .3% of total assets. This, in the opinion of management, represented a relatively balanced position and was well within the current Board-approved policy limits of plus or minus 10% of total assets.

       The Corporation utilizes a simulation model to measure and evaluate the impact of changing interest rates on net interest income. The simulation techniques involve assumptions regarding changes in interest rate relationships, asset and liability mixes, prepayment options inherent in financial instruments and directional changes in prevailing interest rates. These assumptions are inherently uncertain; and, consequently, the model cannot precisely measure net interest income or predict the impact of fluctuations in interest rates on net interest income. Actual results may differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions or changes in customer preferences.

       The Corporation's Asset/Liability Management Committee, which includes Board members and senior management representatives, monitors and manages interest rate risk within Board-approved policy limits. The Corporation's current interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month horizon assuming a 200 basis point uniform and gradual increase or decrease in all interest rates. Current policy limits this exposure to plus or minus 3% of net interest income over a twelve month horizon.

     The table below illustrates the projected change in the Corporation's net interest income during the next twelve months if all market rates were to uniformly and gradually increase or decrease by as much as 200 basis points compared to the results of a flat rate environment. These projections, based upon the Corporation's balance sheet as of December 31, 1998, were prepared using the modeling techniques and assumptions which were then used for asset/liability management purposes.

                                                                 Increase       (Decrease)
                                                 ----------------------------------------------------------
Basis point change in interest rates from
 current level                                         (200)         (100)            100             200

Change in net interest income                          (1.5)%        (1.1)%            .5%              0%

     The table indicates that if rates were to gradually increase or decrease by 200 basis points, net interest income would be expected to remain substantially the same or decrease by 1.5%, respectively, compared to a flat rate environment. These estimated changes in net interest income are well within the policy guidelines established by the Board of Directors. This model is based solely on gradual, uniform changes in market rates and does not reflect the levels of interest rate risk that may arise from other factors such as changes in the spreads between key market rates or the shape of the Treasury yield curve.

     To assist in achieving the desired level of interest rate sensitivity, the Corporation has entered into interest rate swaps as a hedge against changing interest rates. The Corporation's interest rate swaps represent an exchange of interest payments requiring the Corporation to pay a fixed rate of interest ranging from 5.32% to 5.60% and receive a variable rate based on one-month or three-month LIBOR. At December 31, 1998, the notional values of the interest rate swaps totaled $440,000,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Pages 26 and 38 to 62 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1998, are hereby incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the headings "Information Regarding Nominees for Class II Directors" and "Information Regarding Directors Continuing in Office" on pages 3 and 4 of the Corporation's Proxy Statement for its Annual Meeting of Shareholders to be held April 21, 1999, is hereby incorporated by reference herein. The information on Executive Officers is included in Part I, Item 1 of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the heading "Executive Compensation" on pages 7 to 13 of the Corporation's Proxy Statement for its Annual Meeting of Shareholders to be held April 21, 1999, is hereby incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information regarding beneficial ownership of the Common Stock of the Corporation set forth under the headings "Certain Beneficial Ownership," "Information Regarding Nominees for Class II Directors," "Information Regarding Directors Continuing in Office" and "Security Ownership of Management," on pages 2 through 6 of the Corporation's Proxy Statement for its Annual Meeting of Shareholders to be held April 21, 1999, is hereby incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the heading "Transactions with Directors, Officers and Associates" on pages 14 and 15 of the Corporation's Proxy Statement for its Annual Meeting of Shareholders to be held April 21, 1999, is hereby incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS AND SCHEDULES

     (1) The following consolidated financial statements of the Corporation, included on pages 38 through 62 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1998, are hereby incorporated by reference herein:

          .    Consolidated Balance Sheet at December 31, 1998 and 1997.
          .    Consolidated Statement of Income, years ended December 31, 1998,
               1997 and 1996.
          .    Consolidated Statement of Changes in Shareholders' Equity, years ended December 31, 1998, 1997 and 1996.
          .    Consolidated Statement of Cash Flows, years ended December 31,
               1998, 1997 and 1996.
          .    Notes to Consolidated Financial Statements.
          .    Independent Auditors' Report.

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

(B)  REPORTS ON FORM 8-K

     None.

(C)  EXHIBITS

     (1) Exhibits required to be filed by Item 601(a) of Regulation S-K are included as exhibits to or incorporated by reference in this Report as follows:

           3(i) - Restated Articles of Incorporation of the Corporation, filed as Exhibit 3(a) to the Corporation's Registration Statement on Form S-8 POS dated May 18, 1998, Registration Statement No. 333-46837, is incorporated herein by reference.

           3(ii)- Amended Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation's 1995 Annual Report on Form 10-K, is incorporated herein by reference.

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

                   (3) The CNB Bancshares, Inc. 1995 Incentive Stock Option Plan
                       is incorporated herein by reference to the Corporation's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-60431.

                   (4) The following Management Contracts are incorporated
                       herein by reference to the Corporation's filing with the Securities and Exchange Commission as exhibits (10) (a) through (10) (e) to a Registration Statement on Form S-4, Registration No. 333-46837:
                       (a) Change of Control Agreement, effective August 8,
                           1997, between the Corporation and M. Lynn Cooper; and
                       (b) Change of Control Agreement, effective June 3, 1997,
                           between the Corporation and James J. Giancola; and
                       (c) Change of Control Agreement, effective June 3, 1997,
                           between the Corporation and Marvin Huff, Jr.; and
                       (d) Change of Control Agreement, effective May 28, 1997,
                           between the Corporation and David L. Knapp; and
                       (e) Change of Control Agreement, effective May 23, 1997,
                           between the Corporation and John R. Spruill.

                   (5) The following Management Contracts filed as exhibits
                       10(5)(a) through 10(5)(d) to the Corporation's 1997 Annual Report on Form 10-K, are incorporated herein by reference:
                       (a) Change of Control Agreement, effective May 23, 1997,
                           between the Corporation and John N. Daniel, Jr.; and
                       (b) Change of Control Agreement, effective June 9, 1997,
                           between the Corporation and James R. Dodd; and
                       (c) Change of Control Agreement, effective May 23, 1997,
                           between the Corporation and Douglas R. Hanks; and
                       (d) Change of Control Agreement, effective May 23, 1997,
                           between the Corporation and David M. Viar.

                   (6)(a) Change of Control Agreement, effective February 16,
                          1998, between the Corporation and Roger Forystek; and
                      (b) Change of Control Agreement, effective January 12,
                          1998, between the Corporation and Thomas A. Galovic;
                          and
                      (c) Change of Control Agreement, effective January 1,
                          1998, between the Corporation and Anthony L.
                          Guerrerio; and
                      (d) Change of Control Agreement, effective January 1,
                          1998, between the Corporation and David A. Rolfe; and
                      (e) Employment and Non-Compete Agreement, effective
                          January 1, 1998, among the Corporation, Wedgewood and Anthony L. Guerrerio; and
                      (f) Employment and Non-Compete Agreement, effective
                          January 1, 1998, among the Corporation, Wedgewood and David A. Rolfe.

          13 - Portions of the Annual Report to Shareholders for the year ended December 31, 1998.

          21  -  Significant Subsidiaries of the Corporation.

          23  -  Consent of KPMG LLP

          27  -  Financial Data Schedule

     (2)  The following exhibit will be submitted at a later date:

          The annual financial statements and independent auditors' report thereon for Citizens Incentive Savings Plan for the year ended December 31, 1998, will be filed as an amendment to the 1998 Annual Report on Form 10-K no later than June 29, 1999.

*  The documents identified herein as 10-(1)(a) and 10-(1)(b), 10-(2)(a) and 10-
(2)(b), 10-(3), 10-(4)(a) through 10-(4)(e), 10-(5)(a) through 10-(5)(d) and 10-
(6)(a) through 10-(6)(f) constitute all management contracts and compensatory plans and arrangements required to be filed as an exhibit to this Form, pursuant to Item 14(c) of this Report.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 1999.

                                CNB BANCSHARES, INC.


                                By  /s/ James J. Giancola
                                   ------------------------------------------
                                   James J. Giancola, President and Chief
                                   Executive Officer
                                   (chief executive officer)

                                By  /s/ John R. Spruill
                                   ------------------------------------------
                                   John R. Spruill, Executive Vice President and Chief Administrative Officer
                                   (principal financial officer)

                                By  /s/ Ralph L. Alley
                                   ------------------------------------------
                                   Ralph L. Alley, Senior Vice President and
                                   Controller
                                   (principal accounting officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                     CAPACITY                 DATE
         ---------                     --------                 ----

/s/ H. Lee Cooper                      Director            March 16, 1999
-----------------------------
H. Lee Cooper


/s/ John D. Engelbrecht                Director            March 16, 1999
-----------------------------
John D. Engelbrecht


/s/ Terrence A. Friedman               Director            March 16, 1999
-----------------------------
Terrence A. Friedman


/s/ James J. Giancola                  Director            March 16, 1999
-----------------------------
James J. Giancola


/s/ Edmund L. Hafer                    Director            March 16, 1999
-----------------------------
Edmund L. Hafer


/s/ James E. Hutton                    Director            March 16, 1999
-----------------------------
James E. Hutton

/s/ Robert L. Koch, II                 Director            March 16, 1999
-----------------------------
Robert L. Koch, II


/s/ Larry J. Kremer                    Director            March 16, 1999
-----------------------------
Larry J. Kremer


                                       Director
-----------------------------
Burkley F. McCarthy


/s/Robert K. Ruxer                     Director            March 16, 1999
-----------------------------
Robert K. Ruxer


/s/Thomas W. Traylor                   Director            March 16, 1999
-----------------------------
Thomas W. Traylor


/s/Alton C. Wendzel                    Director            March 16, 1999
-----------------------------
Alton C. Wendzel

                                 EXHIBIT INDEX
Reg. S-K

Exhibit No.                              Description of Exhibit                                  Page
-----------                              ----------------------                                  ----
   3(i)      Restated Articles of Incorporation of the Corporation, filed as Exhibit
             3(a) to the Corporation's Registration Statement on Form S-8 POS dated
             May 18, 1998, Registration Statement No. 333-46837, is incorporated herein by reference.

   3(ii)     Amended Bylaws of the Corporation, filed as Exhibit 3(ii) to the
             Corporation's 1995 Annual Report on Form 10-K, is incorporated herein by reference.

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

  10(4)      The following Management Contracts are incorporated herein by reference to the Corporation's filing with the Securities and Exchange Commission as exhibits (10)(a) through (10)(e) to a Registration Statement on Form S-4,
             Registration No. 333-46837:
             (a)  Change of Control Agreement, effective August 8, 1997, between the
                  Corporation and M. Lynn Cooper; and
             (b)  Change of Control Agreement, effective June 3, 1997, between the
                  Corporation and James J. Giancola; and
             (c)  Change of Control Agreement, effective June 3, 1997, between the
                  Corporation and Marvin Huff, Jr.; and
             (d)  Change of Control Agreement, effective May 28, 1997, between the
                  Corporation and David L. Knapp; and
             (e)  Change of Control Agreement, effective May 23, 1997, between the
                  Corporation and John R. Spruill.

  10(5) The following Management Contracts filed as exhibits 10(5)(a) through 10(5)(d) to the Corporation's 1997 Annual Report on Form 10-K, are incorporated herein by reference:
             (a)  Change of Control Agreement, effective May 23, 1997, between the
                  Corporation and John N. Daniel, Jr.; and
             (b)  Change of Control Agreement, effective June 9, 1997, between the
                  Corporation and James R. Dodd; and
             (c)  Change of Control Agreement, effective May 23, 1997, between the
                  Corporation and Douglas R. Hanks; and
             (d)  Change of Control Agreement, effective May 23, 1997, between the
                  Corporation and David M. Viar.

  10(6)      (a)  Change of Control Agreement, effective February 16, 1998, between the
                  Corporation and Roger Forystek; and
             (b)  Change of Control Agreement, effective January 12, 1998, between the
                  Corporation and Thomas A. Galovic; and
             (c)  Change of Control Agreement, effective January 1, 1998, between the
                  Corporation and Anthony L. Guerrerio; and
             (d)  Change of Control Agreement, effective January 1, 1998, between the
                  Corporation and David A. Rolfe; and
             (e)  Employment and Non-Compete Agreement, effective January 1, 1998, among the Corporation, Wedgewood and Anthony L. Guerrerio; and
             (f)  Employment and Non-Compete Agreement, effective January 1, 1998, among the Corporation, Wedgewood and David A. Rolfe.


  13         Portions of the Annual Report to Shareholders for the Year Ended December 31,
             1998..........................................................................    ----

  21         Significant Subsidiaries of the Corporation...................................    ----

  23         Consent of KPMG LLP...........................................................    ----

  27         Financial Data Schedule.......................................................    ----