Form 10-Q
period 1999-03-31
CNB BANCSHARES INC
filed 1999-05-13
CIK 724198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934


                         FOR THE QUARTERLY PERIOD ENDED

                                 MARCH 31, 1999


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

     As of April 30, 1999, there were 34,949,812 outstanding shares, without par value, of the registrant.

Exhibit index is on page 26.

Page

                                      INDEX

                                                                  Page No.
                                                                  --------

PART I.        Financial  Information

   Item 1.        Financial  Statements:

                  Consolidated Balance Sheet . . . . . . . . . . . . 1

                  Consolidated Statement of Income . . . . . . . . . 2

                  Consolidated Condensed Statement of
                     Changes in Shareholders' Equity . . . . . . . . 3

                  Consolidated Statement of Cash Flows . . . . . . . 4

                  Notes to Consolidated Financial Statements . . . . 5-11

   Item 2.        Management's Discussion and Analysis of
                     Financial Condition and Results of Operations . 12-23

   Item 3.        Quantitative and Qualitative Disclosures about
                     Market Risk . . . . . . . . . . . . . . . . . . 23

PART II.      Other Information . . . . . . . . . . . . . . . . . .  24

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . .  26


Page


PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                                            CNB BANCSHARES, INC.
                                        CONSOLIDATED BALANCE SHEET
                                  (In thousands, except for share data)
                                                (Unaudited)

                                                                     MARCH 31,   DECEMBER 31,   MARCH 31,
                                                                       1999         1998          1998
                                                                    ----------  -------------  ----------
ASSETS
------
     Cash and due from banks                                        $  152,126     $  193,696  $  189,948
     Federal funds sold and other short-term investments                 7,710         33,912      20,820
                                                                    ----------     ----------  ----------
        TOTAL CASH AND CASH EQUIVALENTS                                159,836        227,608     210,768

     Loans held for sale                                                66,434        107,138      51,959
     Investment securities available for sale                        2,783,470      2,592,120   1,866,530
     Investment securities held to maturity
        (Fair value $226,187 at March 31, 1998)                                                   220,967
     Loans                                                           3,882,985      3,891,269   3,941,007
     Less:  Allowance for loan losses                                   56,144         56,271      55,208
                                                                    ----------     ----------  ----------
        NET LOANS                                                    3,826,841      3,834,998   3,885,799

     Premises and equipment                                            101,861        101,160     105,134
     Intangible assets                                                  50,775         51,185      50,856
     Interest receivable                                                47,253         49,475      45,081
     Other assets                                                      182,326        178,113     142,896
                                                                    ----------     ----------  ----------

           TOTAL ASSETS                                             $7,218,796     $7,141,797  $6,579,990
                                                                    ==========     ==========  ==========

LIABILITIES
-----------
     Deposits:
       Non-interest bearing                                         $  520,990     $  577,108  $  480,064
       Interest bearing                                              4,396,850      4,381,229   4,201,421
                                                                    ----------     ----------  ----------
         TOTAL DEPOSITS                                              4,917,840      4,958,337   4,681,485

     Securities sold under repurchase agreements                       851,859        697,960     537,547
     Federal funds purchased and other short-term borrowings           113,135        105,831     126,109
     FHLB advances and other long-term debt                            595,502        626,759     658,410
     Interest payable and other liabilities                             50,331         53,364      51,804
                                                                    ----------     ----------  ----------
           TOTAL LIABILITIES                                         6,528,667      6,442,251   6,055,355

Guaranteed preferred beneficial interests in the Corporation's
     convertible subordinated debentures                               172,500        172,500

SHAREHOLDERS' EQUITY
--------------------
     Common stock, $1 stated value
       Shares authorized: 100,000,000
       Shares issued: 35,087,722 at March 31, 1999, 35,482,969 at
         December 31, 1998, and 33,540,415 at March 31, 1998            35,088         35,483      33,540
     Capital surplus                                                   379,674        396,795     363,204
     Retained earnings                                                  99,757         83,612     122,244
     Accumulated other comprehensive income - net unrealized
        gains on investment securities available for sale                3,110         11,156       5,647
                                                                    ----------     ----------  ----------
           TOTAL SHAREHOLDERS' EQUITY                                  517,629        527,046     524,635
                                                                    ----------     ----------  ----------

           TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                 $7,218,796     $7,141,797  $6,579,990
                                                                    ==========     ==========  ==========

See notes to consolidated financial statements.


                                           CNB BANCSHARES, INC.
                                    CONSOLIDATED STATEMENT OF INCOME
                                  (In thousands, except for share data)
                                              (Unaudited)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                              1999         1998
                                                                          ------------  -----------
INTEREST INCOME
    Loans, including fees:
        Taxable                                                           $     82,057  $    87,108
        Tax exempt                                                                 590          540
    Loans held for sale                                                          2,083          752
    Investment securities:
        Taxable                                                                 34,892       30,741
        Tax exempt                                                               6,034        3,665
    Federal funds sold and other short-term investments                            131          117
                                                                          ------------  -----------
                Total interest income                                          125,787      122,923

INTEREST EXPENSE
    Deposits                                                                    45,208       47,292
    Short-term borrowings                                                       10,293        9,038
    FHLB advances and other long-term debt                                       8,491        9,478
                                                                          ------------  -----------
                Total interest expense                                          63,992       65,808
                                                                          ------------  -----------

NET INTEREST INCOME                                                             61,795       57,115

Provision for loan losses                                                        1,531        3,316
                                                                          ------------  -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                             60,264       53,799

NON-INTEREST INCOME
    Service charges on deposit accounts                                          7,639        5,420
    Mortgage banking revenue                                                     4,608        3,614
    Insurance premiums and commissions                                           3,200        3,245
    Trust and plan administration fees                                           3,114        2,552
    Investment products fees                                                     1,772        1,575
    Non-interest fees on loans                                                   1,701        1,508
    Net securities gains                                                           366          633
    Other                                                                        6,573        4,254
                                                                          ------------  -----------
                Total non-interest income                                       28,973       22,801
                                                                          ------------  -----------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                              27,298       24,960
    Data processing and other services                                           4,318        3,573
    Occupancy                                                                    3,890        3,663
    Equipment                                                                    3,076        3,123
    Professional fees                                                            2,137        1,801
    Advertising and promotion                                                    1,604        1,635
    Postage and freight                                                          1,351        1,360
    Printing and supplies                                                        1,269        1,194
    Telecommunication                                                            1,198        1,154
    Amortization of intangible assets                                            1,163        1,157
    Other                                                                        3,941        4,266
                                                                          ------------  -----------
                Total non-interest expense                                      51,245       47,886
                                                                          ------------  -----------
INCOME BEFORE INCOME TAXES                                                      37,992       28,714
Income taxes                                                                    11,708        9,133
                                                                          ------------  -----------
                                                                                26,284       19,581
Distribution pertaining to guaranteed preferred beneficial interests in
     the Corporation's convertible subordinated debentures, net of tax           1,641
                                                                          ------------  -----------

NET INCOME                                                                $     24,643  $    19,581
                                                                          ============  ===========

NET INCOME PER SHARE:
BASIC                                                                     $       0.70  $      0.56
                                                                          ============  ===========

DILUTED                                                                   $       0.68  $      0.55
                                                                          ============  ===========

AVERAGE SHARES OUTSTANDING:
BASIC                                                                       35,279,724   35,231,097
                                                                          ============  ===========

DILUTED                                                                     38,916,896   35,633,396
                                                                          ============  ===========

See notes to consolidated financial statements.


                                         CNB BANCSHARES, INC.
                  CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                          (In thousands)
                                            (Unaudited)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                        1999          1998
                                                                      --------      --------
BEGINNING BALANCE                                                     $527,046      $515,463
   Comprehensive income:
        Net income                                                      24,643        19,581
        Other comprehensive loss - change in unrealized
            gains on investment securities available for sale           (8,046)       (1,002)
                                                                      --------      --------
                Comprehensive income                                    16,597        18,579
   Cash dividends declared                                              (8,499)       (7,679)
   Issuance of common stock for:
        Stock options exercised                                            539         2,835
        Acquisitions                                                                   3,126
   Purchase and retirement of common stock                             (19,031)       (9,794)
   Other                                                                   977         2,105
                                                                      --------      --------
ENDING BALANCE                                                        $517,629      $524,635
                                                                      ========      ========

See notes to consolidated financial statements.


                                                CNB BANCSHARES, INC.
                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (In thousands)
                                                     (Unaudited)
                                                                                             THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                               1999         1998
                                                                                            ----------   ----------
OPERATING ACTIVITIES:
      Net income                                                                            $  24,643   $  19,581
      Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                                       5,071       5,129
            Provision for loan losses                                                           1,531       3,316
            Amortization of premiums and discounts on securities                                2,240       1,110
            Net securities gains                                                                 (366)       (633)
            Loans originated for sale                                                        (180,764)   (247,007)
            Proceeds from sale of loans                                                       221,468     245,871
            Decrease (increase) in interest receivable and other assets, net of amortization   (3,934)      2,239
            Increase (decrease) in interest payable and other liabilities                       5,165      (4,500)
                                                                                            ---------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      75,054      25,106
                                                                                            ---------    --------

INVESTING ACTIVITIES:
      Cash and cash equivalents of subsidiaries acquired, net of purchase price                               876
      Principal payments received on investment securities available for sale                 175,928     254,853
      Proceeds from the sale of investment securities available for sale                      423,234     397,692
      Purchase of investment securities available for sale                                   (805,779)   (666,860)
      Principal payments received on investment securities held to maturity                                 9,843
      Net decrease in loans                                                                     5,026      46,384
      Purchase of premises and equipment                                                       (3,469)     (3,708)
                                                                                            ---------    --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                          (205,060)     39,080
                                                                                            ---------    --------

FINANCING ACTIVITIES:
      Net increase (decrease) in deposits                                                     (40,617)     66,196
      Net increase (decrease) in short-term borrowings                                        161,099     (17,690)
      Payment and maturity of FHLB advances and other long-term debt                          (54,466)   (159,180)
      Proceeds from FHLB advances and other long-term borrowings                               23,209      90,932
      Cash dividends paid                                                                      (8,499)     (7,679)
      Proceeds from exercise of stock options                                                     539       2,835
      Purchase and retirement of common stock                                                 (19,031)     (9,794)
                                                                                            ---------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                            62,234     (34,380)
                                                                                            ---------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (67,772)     29,806

CASH AND CASH EQUIVALENTS AT JANUARY 1,                                                       227,608     180,962
                                                                                            ---------    --------

CASH AND CASH EQUIVALENTS AT MARCH 31,                                                      $ 159,836   $ 210,768
                                                                                            =========   =========

Supplemental disclosure:
      Cash paid for:
            Interest                                                                        $  63,591   $  64,578
            Income taxes                                                                        2,321       1,441
      Non-cash investing and financing activities:
            Common stock issued for acquisitions                                                            3,126
            Stock issued pursuant to employee incentive plans                                     977       1,530

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and do not include all the information and footnotes required for a complete presentation of consolidated financial statements. The Corporation's accounting and reporting policies for interim financial reporting are consistent with those followed for annual financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods reported have been included in the foregoing interim consolidated financial statements. The interim results of operations presented are not necessarily indicative of the results that may be expected for the full year. A complete description of the Corporation's accounting policies and footnotes is contained in the 1998 Annual Report to Shareholders.

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

     On January 1, 1998, the Corporation issued 115,290 shares of its common stock for the acquisition of Wedgewood Partners, Inc., a full service broker/dealer and asset management firm based in St. Louis, Missouri. Goodwill of $2,345 is being amortized on a straight-line basis over 15 years. The acquisition was accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements include the assets and liabilities and results of operations from the January 1, 1998, transaction date forward.

     On December 31, 1998, the Corporation combined the charters of its eight subsidiary banks into one Michigan state bank charter under the name of Citizens Bank of MidAmerica. Effective April 22, 1999, the name of the bank was changed to Civitas Bank.

     On March 31, 1999, the Corporation and First Indiana Bank announced the signing of a definitive agreement whereby the Corporation will acquire deposits totaling approximately $130 million and the five First Indiana Bank offices located in the Evansville, Indiana, area. The transaction will be accounted for under the purchase method of accounting and, subject to regulatory approval, is expected to be completed in the third quarter of 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 3:  INVESTMENT SECURITIES AVAILABLE FOR SALE



                                                     GROSS         GROSS
                                       AMORTIZED   UNREALIZED    UNREALIZED      FAIR
                                          COST        GAINS        LOSSES        VALUE
Available for Sale at March 31, 1999:
  U.S. Treasury                        $   14,962  $       200  $      (239)  $   14,923
  Federal agencies:
     Bonds and notes                      150,455          244         (328)     150,371
     Mortgage-backed securities         1,985,594        7,709      (12,287)   1,981,016
  State and municipal                     494,556       14,218       (2,557)     506,217
  Collateralized mortgage obligations      32,491          325       (1,201)      31,615
  Equity securities                        99,281           58       (1,160)      98,179
  Other securities                          1,147           16          (14)       1,149
-----------------------------------------------------------------------------------------
     Total                             $2,778,486  $    22,770  $   (17,786)  $2,783,470
=========================================================================================


     The carrying value of investment securities at March 31, 1999, by contractual maturity, except for mortgage-backed securities and collateralized mortgage obligations, which are based on estimated average lives, are shown in the following table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.





                                                  AVAILABLE FOR SALE
                                                AMORTIZED        FAIR
                                                   COST          VALUE
Maturity distribution
  At March 31, 1999:
   Due in one year or less                      $    9,906    $   10,057
   Due after one year through five years            49,421        50,547
   Due after five years through ten years          262,521       268,789
   Due after ten years                             339,272       343,267
   Mortgage-backed securities                    1,985,594     1,981,016
   Collateralized mortgage obligations              32,491        31,615
-------------------------------------------------------------------------
     Total debt securities                       2,679,205     2,685,291
   Equity securities                                99,281        98,179
-------------------------------------------------------------------------
     Total                                      $2,778,486    $2,783,470
=========================================================================


     Proceeds from sales of investment securities available for sale during the three months ended March 31, 1999 and 1998 were $423,234 and $397,692, respectively. Gross gains and (losses) realized on those sales were $1,177 and ($811), respectively, for the three months ended March 31, 1999 and $969 and ($336) for the three months ended March 31, 1998, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 4:  IMPAIRED LOANS

     At March 31, 1999, impaired loans totaled $39,406. An allowance for loan losses of $3,678 was recorded for impaired loans totaling $13,056. At December 31, 1998, impaired loans totaled $39,823. An allowance of $2,506 was recorded for impaired loans totaling $13,868. The average balance for impaired loans was $38,835 for the three months ended March 31, 1999.


NOTE 5:  LONG-TERM DEBT



                                                                           MARCH 31,   DECEMBER 31,   MARCH 31,
                                                                             1999          1998         1998
                                                                         -----------   -----------   ----------
Parent Company:

  Notes payable, unsecured:

    Variable rate adjusted with changes in LIBOR, payable $250 quarterly through 2000 (5.47%, 6.13% and 6.19% at March 31, 1999,
      December 31, 1998, and March 31, 1998, respectively)               $    2,250    $    2,500    $    3,250

    Variable rate adjusted with changes in LIBOR (6.19% at
      March 31, 1998)                                                                                    40,000

Subsidiaries:

  Federal Home Loan Bank advances, due at various dates through 2018
    (weighted average rates of 5.41%, 5.46% and 5.57% at March 31,
    1999, December 31, 1998, and March 31, 1998, respectively)              582,635       614,201       604,942

  Other, including capitalized leases                                        10,617        10,058        10,218
-----------------------------------------------------------------------------------------------------------------
    Total                                                                $  595,502    $  626,759    $  658,410
=================================================================================================================


     Qualifying, unencumbered mortgage assets up to 160% of the aggregate amount of advances and Federal Home Loan Bank stock have been pledged as collateral for the Federal Home Loan Bank advances.


NOTE 6: GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE CORPORATION'S CONVERTIBLE SUBORDINATED DEBENTURES

     In June 1998, the Corporation issued $172,500 of Guaranteed Preferred Beneficial Interests in the Corporation's Convertible Subordinated Debentures (trust preferred securities) through CNB Capital Trust I, a Delaware statutory business trust created and controlled by the Corporation. The trust preferred securities have a liquidation amount of $25 per share with a cumulative annual distribution rate of 6.0%, or $.375 per share, payable quarterly, and mature on June 30, 2028. The trust preferred securities are convertible at the conversion ratio of .4835 shares of common stock of the Corporation for each trust preferred security (equivalent to a conversion price of $51.71), subject to certain adjustments.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 6: GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE CORPORATION'S CONVERTIBLE SUBORDINATED DEBENTURES, CONTINUED

     The sole assets of CNB Capital Trust I are $177,835 of convertible subordinated debentures of the Corporation with the interest rate, maturity date and conversion rate substantially identical to those of the trust preferred securities. The back-up obligations of the Corporation with respect to the trust preferred securities constitute, in the aggregate, a full and unconditional guarantee by the Corporation of the obligations of CNB Capital Trust I under the trust preferred securities.

     The Corporation may redeem the convertible subordinated debentures and thereby cause a redemption of the trust preferred securities in whole (or in part from time to time) on or after June 23, 2001, or in whole (but not in part) within 90 days following the occurrence and continuance of certain adverse federal income tax or capital treatment events.

     Costs associated with the issuance of the trust preferred securities totaling $4,847 were capitalized and are being amortized through the maturity date of the securities. The unamortized balance is included in other assets on the Corporation's Consolidated Balance Sheet.

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

     The following table reconciles the numerators and denominators for basic and diluted net income per share:



                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                        1999       1998
---------------------------------------------------------------------------
NUMERATOR:
   For basic net income per share - Net income       $  24,643  $  19,581
   Effect of dilutive securities:
     Trust preferred securities                          1,641
---------------------------------------------------------------------------
   For diluted net income per share - Net income
     after assumed conversions                       $  26,284  $  19,581
===========================================================================

DENOMINATOR (SHARES IN THOUSANDS):
   For basic net income per share - Average shares
     outstanding                                        35,280     35,231
   Effect of dilutive securities:
     Trust preferred securities and stock options        3,637        402
---------------------------------------------------------------------------
   For diluted net income per share - Average
     shares outstanding after assumed conversions       38,917     35,633
===========================================================================


NOTE 8:  COMPREHENSIVE INCOME

     The Corporation's other comprehensive income included the following components:



                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                            1999        1998
------------------------------------------------------------------------------
Net realized and unrealized losses on available for
    sale securities                                      $  (7,818)   $  (626)
Less:  Adjustment for net securities gains realized
    in net income, net of tax                                  228        376
------------------------------------------------------------------------------
    Other comprehensive loss                             $  (8,046)   $(1,002)
==============================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 9: INTEREST RATE CONTRACTS

     The Corporation has entered into interest rate swaps (swaps) as a hedge against changing interest rates. Swaps represent an exchange of interest payments and the underlying principal balances of the assets or liabilities are not affected. At March 31, 1999, the Corporation had swaps with a notional value of $490,000 of which $440,000 require the Corporation to pay a fixed rate of interest ranging from 5.32% to 5.60% and receive a variable rate based on one-month or three-month LIBOR. Swaps with a notional amount of $50,000 require the Corporation to pay a variable rate of interest based on the prime rate of interest and receive a 7.72% fixed rate. The swaps terminate on or prior to April 7, 2005. The Corporation realized $362 in net expense from swaps during the three months ended March 31, 1999. The estimated market loss of the swaps at March 31, 1999, was $4,684.

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


NOTE 10: SEGMENT INFORMATION

     As previously discussed in Note 2, the Corporation combined its eight subsidiary banks into one charter effective December 31, 1998. As a result of that combination, the Bank restructured its former subsidiary banks into divisions that establish more logical banking regions and place common markets together, without regard to state lines. Management uses loan and deposit average balances, net contribution and related growth rates and financial ratios to measure performance of each division. The following table shows the financial information of the Corporation's reportable segments for the periods ended March 31, 1999 and March 31, 1998. The "Other" column includes the Parent Company, all segments not required to be disclosed separately and all intercompany elimination entries.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 10: SEGMENT INFORMATION, CONTINUED




                                                  THREE MONTHS ENDED MARCH 31, 1999

                                                                  West. KY/
                               Evansville    Northern   Central    So. IL     Treasury     Other      Consolidated
------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS:
Net interest income              $ 20,104   $ 16,247   $ 10,335   $ 6,495     $ 4,588     $ 4,026      $ 61,795
Provision for loan losses             835      1,277        138       172                    (891)        1,531
Non-interest income                 6,111      5,828      3,872     2,015       3,364       7,783        28,973
Non-interest expense               15,139     12,393      8,789     5,546         348       9,030        51,245
Income taxes                        3,714      3,136      1,955     1,014       2,890      (1,001)       11,708
Distribution on trust
  preferred securities                                                                      1,641         1,641
Net contribution                    6,527      5,269      3,325     1,778       4,714       3,030        24,643

AVERAGE BALANCES:
Loans                           1,459,728  1,136,102    720,897   408,440                 146,971     3,872,138
Assets                          2,113,744  1,544,377    997,801   709,181   1,361,664     357,441     7,084,208
Deposits                        1,813,877  1,421,599    892,937   606,760      90,048      37,883     4,863,104

FINANCIAL RATIOS:
Return on assets                     1.24%      1.36%      1.33%     1.00%                                 1.39%
Efficiency ratio                       58         56         62        65                                    54


                                                THREE MONTHS ENDED MARCH 31, 1998

                                                                  West. KY/
                               Evansville    Northern   Central    So. IL     Treasury     Other      Consolidated
------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS:
Net interest income              $ 16,850   $ 17,096   $  9,468   $ 5,955    $  4,660   $  3,086      $  57,115
Provision for loan losses           1,594      1,461      1,447       826                 (2,012)         3,316
Non-interest income                 5,087      3,898      2,837     1,899       2,431      6,649         22,801
Non-interest expense               12,327     14,145      7,203     4,999         330      8,882         47,886
Income taxes                        2,917      1,941      1,336       708       2,569       (338)         9,133
Net contribution                    5,099      3,447      2,319     1,321       4,192      3,203         19,581

AVERAGE BALANCES:
Loans                           1,200,565  1,455,545    696,888   379,686      96,166    116,652      3,945,502
Assets                          1,726,234  1,617,844    926,248   666,730   1,161,653    432,332      6,531,041
Deposits                        1,552,688  1,494,169    838,618   591,542      96,790     35,060      4,608,867

FINANCIAL RATIOS:
Return on assets                     1.18%      0.85%      1.00%     0.79%                                 1.20%
Efficiency ratio                       56         67         59        64                                    58

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except for share data)

OVERVIEW
--------

     Net income for the three months ended March 31, 1999, was $24,643 compared to $24,723 and $19,581 for the three months ended December 31, 1998 and March 31, 1998, respectively. Diluted net income per share for first quarter 1999 was $.68 compared to $.67 for fourth quarter 1998 and $.55 for first quarter 1998. Net interest income increased $4,680, or 8.2%, over the first three months of 1998 primarily due to growth in earning assets of 8.5%. This growth was funded primarily by the June 23, 1998 issuance of the trust preferred securities, discussed in Note 6 to the financial statements. The provision for loan losses was $1,531 for 1999 first quarter compared to $3,316 for 1998 first quarter. Non-interest income increased $6,172, or 27.1%, from first quarter 1998, and non-interest expenses increased $3,359, or 7.0%, for the same period.

     The Corporation's average assets for the three months ended March 31, 1999, were $7,084,208, an increase of $125,175 over the $6,959,033 average for the quarter ended December 31, 1998, and an increase of $553,167 from the average of $6,531,041 for the quarter ended March 31, 1998.

     The annualized returns on average assets and shareholders' equity for the quarter ended March 31, 1999, were 1.39% and 19.32%, respectively, compared to 1.20% and 15.30%, respectively, for the first quarter of 1998.

     Cash dividends of $.24 per share were declared during the first quarter of 1999, representing an increase of 9.1% from the $.22 per share for the same period of 1998. Total dividends declared for the first quarters of 1999 and 1998 were $8,499 and $7,679, respectively.

NET INTEREST INCOME
-------------------

     Net interest income is the Corporation's largest component of income and represents the difference between interest and fees earned on loans and investments and the interest paid on interest bearing liabilities. Net interest income was $61,795 for the three months ended March 31, 1999, compared with $57,115 for the same period in 1998. The increased net interest income was primarily the result of average earning assets increasing 8.5%. This growth was funded primarily by the issuance of the trust preferred securities. Net interest income for the most recent quarter was $516 less than the $62,311 recorded in the fourth quarter of 1998 due to a lower net interest margin partially offset by a $101,500 increase in average earning assets.

     The net interest margin is a percentage computed by dividing net interest income on a fully taxable equivalent basis (FTE) by average earning assets and represents a measure of basic earnings on interest bearing assets held by the Corporation. The annualized net interest margins were 3.92%, 4.00%, and 3.85%, respectively, for the three months ended March 31, 1999, December 31, 1998, and March 31, 1998. Average earning assets of $6,602,984 were $101,500 and $516,810 higher than fourth quarter 1998 and first quarter 1998, respectively. Loans comprised 58.6% of average earning assets for the most recent quarter compared to 64.8% for 1998 first quarter. Average investment securities represented 39.7% of earning assets for the quarter ended March 31, 1999 and 34.0% for the same quarter of 1998.

     The yield on earning assets decreased 16 basis points (b.p.) to 7.84% from fourth quarter 1998 primarily due to the 75 b.p. reduction in the prime interest rate which occurred in fourth quarter 1998. Interest expense to earning assets, however, fell by only 8 b.p. from fourth quarter 1998 as the interest bearing liabilities did not reprice downward as quickly as the earning assets due to the prime interest rate reductions. The increased net interest margin from 1998 first quarter was primarily due to the issuance of the trust preferred securities partially offset by the pressure on the margin caused by the prime interest rate reductions discussed above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET INTEREST INCOME, CONTINUED
------------------------------

NET INTEREST MARGIN

--------------------------------------------------------------------------------------------
                                                                  THREE MONTHS ENDED
                                                        MARCH 31,     DECEMBER 31,  MARCH 31,
                                                          1999            1998        1998

Yields (FTE)
 Loans                                                      8.60%          8.85%       8.95%
 Securities                                                 6.71           6.73        6.98
 Other earning assets                                       7.90           7.09        4.83
                                                       ---------      ---------    ---------
   Total earning assets                                     7.84           8.00        8.23

Cost of funds
 Interest bearing deposits                                  4.23           4.38        4.61
 Other interest bearing liabilities                         5.08           5.17        5.46
                                                       ---------      ---------    ---------
   Total interest bearing liabilities                       4.45           4.57        4.83
                                                       ---------      ---------    ---------
   Total interest expense to earning assets                 3.92           4.00        4.38
--------------------------------------------------------------------------------------------
Net interest margin                                         3.92%          4.00%       3.85%
============================================================================================


     An ongoing objective of the Corporation's asset/liability management policy is to match rate-adjustable assets and liabilities at similar maturity horizons so that changes in interest rates will not result in wide fluctuations in net interest income. The rate sensitivity position is computed for various repricing intervals by calculating rate sensitivity gaps. The Corporation had a cumulative one-year negative gap on March 31, 1999, of $298,953 which represented 4.4% of the $6,740,599 in earning assets at that date. Net interest income at financial institutions with negative gaps tends to increase in periods of falling interest rates and decline as interest rates rise. Management also utilizes a simulation model to measure the Corporation's net interest income sensitivity to changes in the level of interest rates, interest rate spreads, the shape of the yield curve and changing product growth patterns and investment strategies. Results of the simulation model indicate that the Corporation's net interest income would be affected by approximately 2.1% or less should interest rates increase or decrease by up to 200 basis points over a twelve-month period.

NON-INTEREST INCOME
-------------------

     Non-interest income continues to be an increasingly significant portion of revenue for the Corporation and represented 30.8% of net FTE revenues for the three months ended March 31, 1999, compared to 27.9% for the same period of 1998. Non-interest income for the three months ended March 31, 1999, was $28,973 which increased $6,172 from the same period of 1998. Net securities gains of $366 were recorded during the first quarter of 1999 compared to $633 for the first three months of 1998. Excluding securities gains, non-interest income for the first quarter of 1999 totaled $28,607, which represented a 29.0% increase over the first quarter of 1998. Non-interest income, excluding securities gains, for the most recent quarter fell slightly by $751 from the seasonally high fourth quarter of 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON-INTEREST INCOME, CONTINUED
------------------------------

NON-INTEREST INCOME

--------------------------------------------------------------------------
                                             THREE MONTHS ENDED
                                                  MARCH 31,       INCREASE
                                              1999        1998   (DECREASE)
Service charges on deposit accounts         $  7,639   $  5,420   $  2,219
Mortgage banking revenue                       4,608      3,614        994
Insurance premiums and commissions             3,200      3,245        (45)
Trust and plan administration fees             3,114      2,552        562
Investment products fees                       1,772      1,575        197
Non-interest fees on loans                     1,701      1,508        193
Net securities gains                             366        633       (267)
Other                                          6,573      4,254      2,319
--------------------------------------------------------------------------
      Total non-interest income             $ 28,973   $ 22,801   $  6,172
==========================================================================


     Service charges on deposit accounts increased $2,219, or 40.9% from 1998 due to an increased number of deposit accounts and chargeable services, higher activity fees and new fee sources combined with improved efforts to collect a greater percentage of assessable fees. Mortgage banking revenue was $4,608 and increased $994, or 27.5%, from 1998 first quarter due to the strong demand for new and refinanced residential mortgages and increased loan sales. The Corporation sold or securitized the majority of its mortgage loan production during the quarter. Mortgage banking revenue was $1,924 less than the record fourth quarter of 1998 primarily due to lower production volumes related to seasonality. Insurance premiums and commissions declined $45 from the three months ended March 31, 1998. Experience-related profit sharing bonuses received from insurance underwriters decreased from the first quarter of 1998 by $269. Excluding those bonuses, insurance premiums and commissions increased $224, or 8.8%. Trust and plan administration fees of $3,114 were $562, or 22.0% higher than the first three months of 1998, due to a higher market value of assets under management and new plans under administration. Investment products fees increased $197, or 12.5%, primarily due to increased efforts to cross sell these products to the Corporation's customer base and an increased number of sales representatives. Non-interest fees on loans increased $193 from the three months ended March 31, 1998, primarily due to increased letter of credit fees. Other income increased $2,319 during the most recent quarter over the same period of 1998. Categories of other income showing increases were bank-owned life insurance income, trading account gains, fees on covered call options, gains on foreclosed property sales, customer check sales and debit card fees. Other income also included gains of $750 on the sale of the credit card portfolios acquired with recent bank acquisitions.

NON-INTEREST EXPENSE
--------------------

     Non-interest expense, which includes personnel, occupancy costs, equipment and other operating expenses was $51,245 for the three months ended March 31, 1999, compared to $47,886 for the same period of 1998, an increase of $3,359, or 7.0%. Non-interest expenses for the quarter increased $1,882 from 1998 fourth quarter, or 15.3% on an annualized basis, primarily due to accrual reductions recorded in the fourth quarter related to incentive compensation plans tied to annual net income.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON-INTEREST EXPENSE, CONTINUED
-------------------------------

NON-INTEREST EXPENSE

-------------------------------------------------------------------------------
                                                THREE MONTHS ENDED
                                                     MARCH 31,       INCREASE
                                                 1999       1998    (DECREASE)
Salaries and employee benefits                $  27,298  $  24,960  $   2,338
Data processing and other services                4,318      3,573        745
Occupancy                                         3,890      3,663        227
Equipment                                         3,076      3,123        (47)
Professional fees                                 2,137      1,801        336
Advertising and promotion                         1,604      1,635        (31)
Postage and freight                               1,351      1,360         (9)
Printing and supplies                             1,269      1,194         75
Telecommunication                                 1,198      1,154         44
Amortization of intangible assets                 1,163      1,157          6
Other                                             3,941      4,266       (325)
-------------------------------------------------------------------------------
       Total non-interest expense             $  51,245  $  47,886  $   3,359
===============================================================================


     Salaries and employee benefits increased $2,338 from the same period of 1998. The increase is due to an increased number of associates, increased performance-based commissions and awards and normal merit increases. Salaries and employee benefits increased $2,814 from fourth quarter 1998 due to accrual reductions recorded in the fourth quarter on incentive compensation plans tied to increases in year-over-year earnings per share. Data processing and other services increased $745 for the three-month period over 1998's like period due to increased expenses associated with computer software and the operation of additional ATM's. Occupancy expense increased $227, principally due to operating additional office locations. Professional fees increased $336 for the first three months of 1999 compared to 1998 due to increases in legal fees and expenses associated with potential acquisitions by the Corporation. Printing and supplies increased $75 due to increased business activity. Other expenses decreased $325 for the three months ended March 31, 1999, from the same period of 1998. This decrease was generally due to lower costs associated with examination fees, insurance, foreclosed properties and operating losses.

INCOME TAX EXPENSE
------------------

     Income tax expense was $11,708 for the three months ended March 31, 1999, compared with $9,133 for the same period in 1998 and $12,727 for the three months ended December 31, 1998. The effective tax rate was 30.8% for the three months ended March 31, 1999, and 32.6% and 31.8% for the three months ended December 31, 1998 and March 31, 1998, respectively. The reduced effective tax rate in 1999 was primarily due to the state income tax savings achieved when the Corporation combined the charters of its eight subsidiary banks into one Michigan state bank charter on December 31, 1998. The decline in the effective tax rate was also aided by an increase in income from tax exempt sources, including municipal investments and bank-owned life insurance.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LOANS
-----

     Loans totaled $3,882,985 at March 31, 1999, compared to $3,891,269 at December 31, 1998, and $3,941,007 at March 31, 1998. The loan portfolio decreased $8,284 from year-end 1998 and $58,022 from one year ago. The Corporation continues to reduce its residential mortgage loan portfolio by selling or securitizing most new production. This allows the Corporation to increase overall loan yields and generate fee income by the sales and retained servicing.

LOANS OUTSTANDING

-----------------------------------------------------------------------------
                                          MARCH 31,  DECEMBER 31,  MARCH 31,
                                            1999         1998        1998

Commercial, industrial and agricultural
  production loans                       $1,325,136  $1,344,110  $1,321,243
Tax exempt loans                             39,669      40,122      34,776
Real estate mortgage loans:
 Commercial and agricultural                459,487     435,129     410,592
 Construction                               168,048     155,756     109,080
 Residential                                957,423     976,586   1,197,282
Consumer loans                              933,222     939,566     868,034
-----------------------------------------------------------------------------
 Total loans                             $3,882,985  $3,891,269  $3,941,007
=============================================================================


     Commercial loans totaled $1,325,136 at March 31, 1999, compared to $1,344,110 at December 31, 1998, and $1,321,243 at March 31, 1998. Included in
this category are lines of credit to mortgage companies which are secured by mortgage loans with agreements to resell. These mortgage lines have declined by $42,830 since December 31, 1998, due to seasonal demands and management applying more stringent underwriting standards. Excluding these mortgage lines, commercial loans increased $23,406 from year-end. In June 1998, the Corporation reclassified $96,462 of purchased SBA loans to held for sale. Excluding this reclassification and the mortgage repurchasing loans, commercial loans increased $167,564, or 16.5%, from one year ago. At March 31, 1999, $16,722 of SBA loans remained classified as held for sale. Commercial loans accounted for 34.1% of the loan portfolio at March 31, 1999 compared to 33.5% at March 31, 1998.

     Real estate mortgage loans, which consist of residential, commercial and agricultural loans secured by real estate and construction loans, totaled $1,584,958 at March 31, 1999, compared to $1,716,954 one year prior.
Residential mortgage loans decreased $19,163 from year-end 1998 and $239,859 from one year ago. Residential mortgage loans were 24.7% of total loans at March 31, 1999, compared to 30.4% one year prior. Demand for new and refinanced residential mortgage loans slowed somewhat from the record fourth quarter 1998, primarily due to seasonality, but still remained strong. The Corporation originated $166 million of residential mortgage loans in the first quarter of 1999, most of which was sold or securitized. The Corporation generally continues to service these loans. At March 31, 1999, $1,131,827 of residential mortgage loans originated by the Corporation's subsidiary banks and subsequently sold in the secondary market were being serviced. The Corporation had capitalized servicing rights of $8,208 relating to $849,548 of those loans.

     Consumer loans, which include installment, home equity and other lines of credit, increased $65,188 from one year ago, but decreased $6,344 from December 31, 1998. The decline from year-end was primarily the result

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LOANS, CONTINUED
----------------

of the sale of the credit card portfolios acquired through recent bank mergers totaling $6,837. Indirect installment loan balances acquired through various automobile dealerships increased $5,139 from year-end and $69,640 from one year ago to $324,749 at March 31, 1999. At March 31, 1999, all other installment loans had decreased $5,149 from December 31 and $3,928 from March 31, 1998 to $439,465. Home equity and other lines of credit outstandings totaled $169,008 at March 31, 1999, a decrease of $6,334 from December 31 and $524 from one year ago, due to the credit card sale.

     The Corporation's loan portfolio contains no loans to foreign governments, foreign enterprises, foreign operations of domestic companies, nor any concentrations to borrowers engaged in the same or similar industries that exceed 10% of total loans.

ASSET QUALITY
-------------

     The allowance for loan losses is maintained at a level considered adequate by management to absorb potential loan losses as determined by evaluations of the loan portfolio on a continuing basis. This evaluation by management includes the use of a model maintained by the Corporation's loan review function. The model calculates reserves for specific loan categories classified as "criticized" and for all remaining loans in the portfolio. The model utilizes historical loss ratios updated annually, based on a rolling three years of actual loss experience for "criticized" loans, and updated quarterly based on the actual loss experience over the previous eight quarters for remaining loans. Also considered are changes in the composition of the loan portfolio, the volume and condition of the loan portfolio, expected cash flows or the observable market price of the loans or the fair value of the collateral for impaired loans. Further adjustments may be made relative to the financial condition of specific borrowers and current economic conditions.

SUMMARY OF ALLOWANCE FOR LOAN LOSSES

------------------------------------------------------------
                                        THREE MONTHS ENDED
                                             MARCH 31,
                                         1999        1998
Beginning balance                     $  56,271   $  55,223
 Provision for loan losses                1,531       3,316
 Loan charge-offs                        (2,617)     (4,262)
 Loan recoveries                            959         931
------------------------------------------------------------
Ending balance                        $  56,144   $  55,208
============================================================
Percent to total loans                     1.45%       1.40%
============================================================


     The allowance for loan losses was $56,144 at March 31, 1999, representing 1.45% of total loans, compared with $56,271 at December 31, 1998, or 1.45% of total loans. At March 31, 1998, the allowance for loan losses was $55,208 and represented 1.40% of total loans. Annualized net charge-offs to average loans was .17% during the three months ended March 31, 1999, compared to .34% for the same period of 1998. The provision for loan losses to average loans was .16% and .34% for the quarters ended March 31, 1999 and 1998, respectively. The allowance for loan losses to non-performing loans was 153% at March 31, 1999, compared to 161% at December 31, 1998, and 187% at March 31, 1998.

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

     Non-performing loans consist of loans classified as troubled debt restructurings and loans on nonaccrual status. As indicated in the following table, the Corporation's non-performing loans as of March 31, 1999, totaled $36,715, an increase of $1,751 from December 31, 1998, and $7,130 from March 31, 1998. The increase from March 31, 1998, is generally due to management's review of criticized loans and placing on nonaccrual status in the third quarter of 1998, several smaller loans acquired with the Pinnacle merger. The non-performing loans to total loans ratio was .95% on March 31, 1999, as compared to .90% on December 31, 1998, and .75% on March 31, 1998. Total risk assets equaled 1.28% of loan-related assets at March 31, 1999, compared to 1.19% at December 31, 1998. In addition to loans classified as risk assets, there were other loans totaling $21,477 at March 31, 1999, where the borrowers were experiencing difficulties and management is closely monitoring the borrowers' abilities to comply with payment terms. However, conditions at this time do not warrant classification as risk assets.

NON-PERFORMING AND RISK ASSETS

------------------------------------------------------------------------------------
                                             MARCH 31,    DECEMBER 31,    MARCH 31,
                                               1999           1998          1998
 Nonaccrual loans:
   Commercial, agricultural and tax exempt  $   15,652      $   13,679    $   18,076
   Real estate mortgage                         16,992          16,918         8,666
   Consumer                                      3,192           3,426         2,040
                                            -----------  --------------  -----------
        Total nonaccrual                        35,836          34,023        28,782

 Restructured loans                                879             941           803
                                            -----------  --------------  -----------

        Total non-performing loans              36,715          34,964        29,585

 Foreclosed properties                           3,863           3,769         8,499
                                            -----------  --------------  -----------

        Total non-performing assets             40,578          38,733        38,084

 90 days or more past due and accruing:
   Commercial, agricultural and tax exempt       3,714           2,446         1,492
   Real estate mortgage                          4,091           3,814         5,325
   Consumer                                      1,281           1,404         1,364
                                            -----------  --------------  -----------
        Total 90 days or more past due           9,086           7,664         8,181
                                            -----------  --------------  -----------

        Total risk assets                   $   49,664   $      46,397   $    46,265
====================================================================================
 Risk assets to loan-related assets               1.28%           1.19%         1.17%
====================================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INVESTMENT SECURITIES
---------------------

     Total investment securities represented 41.3% of earning assets at March 31, 1999, compared to 39.1% and 34.2% at December 31, 1998, and March 31, 1998,
respectively. The portfolio has continued to shift toward investments in mortgage-backed securities which are predominately underwritten to the standards of, and guaranteed by, government sponsored enterprises. These securities generally yield 70-100 b.p. more than comparable U.S. Treasury securities but differ from traditional debt securities in that they have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying mortgages. Prepayment rates generally can be expected to increase during periods of lower interest rates as the underlying mortgages are refinanced at lower market rates. Conversely, the average lives of these securities generally are extended as interest rates increase. Mortgage-backed securities represented 72.3% of total investment securities at March 31, 1999. The estimated average life of these securities and the overall portfolio was 4.7 years and 6.0 years, respectively, at March 31, 1999. Additional state and municipal securities have also been purchased due to their higher tax equivalent yields. At March 31, 1999, state and municipal securities represented 18.2% of total investment securities.

DEPOSITS AND OTHER SOURCES OF FUNDS
-----------------------------------

     Total deposits were $4,917,840 at March 31, 1999, compared to $4,958,337 and $4,681,485 at December 31, 1998, and March 31, 1998, respectively. Since December 31, 1998, interest bearing deposits increased $15,621 and non-interest bearing deposits decreased $56,118. Since changes in total deposits or deposit categories as of a balance sheet date are not necessarily indicative of an overall trend, changes in average balances can provide a more accurate reflection of trends. Average interest bearing deposits decreased $46,795 from the seasonally high fourth quarter but increased $174,291 from first quarter 1998. Non-interest bearing deposits increased $12,811 and $79,946 from fourth quarter and first quarter 1998 averages, respectively. The increase in non-interest bearing deposits is the result of a corporate-wide campaign targeting interest and non-interest bearing checking accounts. Average interest and non-interest bearing checking accounts have increased $22,653 since the fourth quarter and $120,453, or 12.1%, since first quarter 1998. Customers' preference has shifted to money market deposit accounts due to the flat yield curve and the very competitive pricing offered by the Corporation. Accordingly, average money market deposit accounts increased $207,320 from first quarter 1998 and savings and certificates of deposit account averages declined $58,162 and $15,374, respectively.

     Securities sold under repurchase agreements are acquired in national markets as well as from the Corporation's commercial customers as part of a cash management service. Repurchase agreements were $851,859, $697,960 and $537,547 at March 31, 1999, December 31, 1998, and March 31, 1998, respectively. A portion of these repurchase agreements, acquired to fund certain fixed rate earning assets, is being hedged by interest rate swaps.

     Long-term debt totaled $595,502 at March 31, 1999, compared to $626,759 at December 31, 1998, and $658,410 at March 31, 1998. Advances from the FHLB accounted for $582,635 of total long-term debt at March 31, 1999, and continue to be a flexible and relatively inexpensive source of funds. The Corporation expects to continue utilizing the FHLB as a core funding source for its subsidiary bank.

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

     Liquidity is provided by projecting credit demand and other financial needs and then maintaining sufficient funding sources and assets readily convertible into cash to meet these requirements. The Corporation has provided for its liquidity needs by maintaining adequate balances in money market assets, through growth in core deposits, maturing loans and investments in its securities portfolio and by maintaining various short-term borrowing sources. At March 31, 1999, the Corporation had $422,403 in investment securities maturing within one year. The Corporation additionally has federal funds lines and other borrowing sources available to it and its subsidiary bank. Investment securities maturing within one year and unused borrowing sources are considered by management to provide adequate liquidity in view of projected needs. The Parent Company's liquidity is provided by dividends from its subsidiaries and a $50,000 bank line of credit. At March 31, 1999, the entire $50,000 of the line of credit remained available for future use. Effective April 1, 1999, the Corporation chose to reduce its line of credit to $10,000.

     The Corporation continues to maintain a strong capital position which supports its current needs and provides a sound foundation to support further expansion. Total shareholders' equity at March 31, 1999, was $517,629, compared to $527,046 at December 31, 1998, and $524,635 at March 31, 1998. In order to maintain its capital position at a desired level, the Corporation maintains a stock repurchase program whereby 5% of its outstanding shares are repurchased annually for specific corporate purposes, including but not limited to an annual stock dividend. During the first three months of 1999, the Corporation repurchased $19,031 of its common stock under this program.

     The Corporation and its bank subsidiary are subject to various regulatory capital requirements administered by state and federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its bank subsidiary must meet specific capital guidelines that involve quantitative measures of their respective assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its bank subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, that as of March 31, 1999, the Corporation and its bank subsidiary exceeded all regulatory capital adequacy requirements to which they were subject.

     As of March 31, 1999, the most recent notification from regulatory agencies categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the bank subsidiary's categories. The trust preferred securities, discussed in Note 6 to the Consolidated Financial Statements, qualify as Tier 1 capital and are included as such in the following table which shows the Corporation's actual and minimum required capital amounts and ratios as mandated by the respective regulatory authority at March 31, 1999:

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED
------------------------------------------


                                                  ACTUAL        MINIMUM REQUIREMENTS
                                             Amount     Ratio     Amount     Ratio
                                            --------    ------   --------    -----
Total Capital to risk weighted assets       $698,008    15.85%   $352,244    8.00%

Tier 1 Capital to risk weighted assets       641,950    14.58     176,122    4.00

Tier 1 Capital to average assets
  (leverage ratio)                           641,950     9.12     281,613    4.00


YEAR 2000
---------

     The Corporation is subject to risks associated with the "Year 2000" issue, a term which refers to uncertainties about the ability of various data processing hardware and software systems to interpret dates correctly after the beginning of the Year 2000. The Corporation began working on its Year 2000 plan in 1996 and formed a project committee (committee) that meets weekly to review the status of the plan. A full-time project leader manages the project while senior management oversees it and regularly reports to the Board of Directors. The committee has formulated a Comprehensive Year 2000 Plan (Plan) which follows guidelines outlined by the Federal Financial Institutions Examination Council (FFIEC). The FFIEC requires all banks to develop a plan that includes five phases relating to awareness, assessment, renovation, validation and implementation. The Plan establishes a timetable and summarizes each major phase of the project and the estimated costs to renovate and test systems in preparation for the Year 2000.

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

     The Corporation has outsourced most critical data processing activities to an industry-known leader who is responsible for modifying its programs to be compliant with Year 2000 processing. However, oversight of the testing of those systems is the responsibility of the committee. Focusing on these critical systems, the committee has closely reviewed and monitored the vendor's progress. Year 2000 compliant upgrades to these outsourced critical data processing systems were installed in early November 1998. Other critical systems have also been assessed as to their Year 2000 readiness. These systems have been purchased from other industry-known vendors and are generally used in their standard configuration or with minor modifications. The committee is closely reviewing and monitoring less critical systems as to each vendor's progress and testing. A test lab is being used and systems are being tested in a non-production environment. Certification of Year 2000 compliance for these systems has been received from all vendors including all those deemed critical. One critical outsourced system, the human resource/payroll system, that was not Year 2000 compliant, has been replaced. The renovation, validation and implementation phases for critical systems was successfully completed during the first quarter. The review of non-critical systems continues on schedule and is expected to be completed by June 30, 1999. A

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000, CONTINUED
--------------------

system is deemed validated upon completion of an appropriate test plan, contingency plan and system testing of the Year 2000 compliant version without problems.

     The Corporation's overall costs associated with Year 2000 implementation will be reduced due to its outsourcing arrangement previously discussed. However, incremental direct expenses are estimated to total approximately $500 during the 1998-1999 period. Additionally, capital improvements of approximately $5,000 will be accelerated, in part due to Year 2000. The capital improvements include replacing older technology, fully-depreciated personal computers and software, telecommunication systems and the new human resource/payroll system. Implementation of this equipment and software will resolve certain Year 2000 issues and will provide increased or improved functionality and efficiencies. The cost of this equipment and software is expected to be charged to expense over a 36-60 month period commencing first quarter 1999. The aforementioned costs include the salary of the full-time project leader but not the time of management and staff assisting on the project which are estimated to total 6,000 hours from fourth quarter 1998 through 1999. The total cost could vary significantly from those currently estimated due to unforeseen circumstances which could develop in implementing the Plan.

     Concurrent with the development and execution of the Plan is the evolution of the Corporation's Year 2000 Contingency Plan (Contingency Plan). The Contingency Plan addresses a wide variety of issues including: failure of a system during Year 2000 testing, failure of electrical, telecommunication, or water systems, failure of a system during the century date change and liquidity plans. Special considerations have been given to the weekend of the century date change. The Contingency Plan is intended to be a changing document based on the ongoing results of the project and is updated on a regular basis.

     The Corporation is also completing an assessment of Year 2000 risks relating to its lines of business separate from its dependence on data processing. This assessment includes public seminars and a review of larger commercial customers to ascertain their overall preparedness for Year 2000.
The process requires lending and other bank officers to meet with their customers to review and assess their overall preparedness. The failure of a commercial customer to prepare adequately for Year 2000 could have a significant adverse effect on such customer's operations and profitability and inhibit its ability to repay loans in accordance with their terms or require the use of its deposited funds. While the process of evaluating the potential adverse effects of Year 2000 risks on these customers is substantially complete, it is not possible to quantify the overall potential effect to the Corporation.

     The Plan also includes provisions which address the Year 2000 compliance of environmental systems, which include items such as elevators, security systems and heating and air conditioning systems. No significant business risks have been revealed regarding these types of systems. Upgrades to these systems have begun and will be completed during the second quarter 1999.

     The risks associated with the Year 2000 issue can be grouped into two categories. The first is the risk that the Corporation will not ready its systems for the century date change. The second is the risk of disruption of the Corporation's operations due to an operational failure of a third party. The first category includes those risks that are largely under the Corporation's control. As stated above, the Corporation has and continues to take significant steps to correct any Year 2000 related issues. Management believes the risk of any internal critical system not being Year 2000 ready is low.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000, CONTINUED
--------------------

     The second risk category is largely outside of the Corporation's control. The Corporation would be most seriously affected if Year 2000 failures of others caused basic services such as electrical power, telecommunications or government agencies to be disrupted. Although the preparation of such providers has been reviewed, there can be no assurance that Year 2000 failures of third parties will not have a material adverse impact on the Corporation.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       There have been no material changes in market risk exposures that affect the "Quantitative and Qualitative Disclosures" presented in the Corporation's annual report on Form 10-K for the year ended December 31, 1998.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                               NONE

ITEM 2.     CHANGES IN  SECURITIES                                          NONE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                 NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 21, 1999, the Corporation held its Annual Meeting of Shareholders. There were 35,206,103 shares outstanding on the March 5, 1999, record date.

     The following directors received votes as noted and were elected to terms to expire in 2002:

                               Affirmative          Withheld
                               -----------          --------
     H. Lee Cooper III          29,656,797           244,283
     John D. Engelbrecht        29,674,191           226,888
     James E. Hutton            29,603,592           297,487
     Robert K. Ruxer            29,677,505           223,574

     Continuing directors and the dates of the expiration of their term in office is as follows:

                 2000                         2001
                 ----                         ----
          James J. Giancola           Terrence A. Friedman
          Robert L. Koch  II          Edmund L. Hafer, Jr.
          Lawrence J. Kremer          Burkley F. McCarthy
          Alton C. Wendzel            Thomas W. Traylor

     Additionally, shareholders voted upon and approved the CNB Bancshares, Inc. 1999 Stock Incentive Plan, which is to provide incentives and rewards for key employees and non-employee directors of the Corporation and its subsidiaries. The following represents the results of the approval:

                    Affirmative                Withheld
                    -----------                --------
                     20,773,245               4,925,915

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

                                                  CNB Bancshares, Inc.
                                           ---------------------------------
                                                      (Registrant)



Date     May 10, 1999               by     /s/ James J. Giancola
     ---------------------------           ---------------------------------
                                           James J. Giancola,
                                           President and Chief Executive Officer



Date     May 10, 1999               by     /s/ Ralph L. Alley
     --------------------------            ----------------------------------
                                           Ralph L. Alley,
                                           Senior Vice President and Controller
                                           (Principal Accounting Officer)

EXHIBIT INDEX



Reg. S-K
Exhibit No.           Description of Exhibit                Page No.
-----------           ----------------------                --------

   27                 Financial  Data  Schedule              27-28