Form 10-K/A
period 1998-12-31
CNB BANCSHARES INC
filed 1999-06-29
CIK 724198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

     (Mark One)
 [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934
                   For the fiscal year ended DECEMBER 31, 1998
                                       OR
 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
                  For the transition period from ______ to ______.

          CNB BANCSHARES, INC.                         0-11510
(Exact name of registrant as specified        (Commission file number)
in its charter)

                INDIANA                              35-1568731
(State or other jurisdiction of incorporation    (I.R.S. Employer
or organization)                                 Identification No.)

20 N.W. THIRD STREET, EVANSVILLE, INDIANA              47739
(Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code:  (812) 456-3400

         Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Each Exchange
                Title of Each Class          on Which Registered
                -------------------          -------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,259,576,000 as of March 5, 1999.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(A)  FINANCIAL STATEMENTS AND SCHEDULES

     (1) The following consolidated financial statements of the Corporation, included on pages 38 through 62 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1998, are hereby incorporated by reference herein:

          -  Consolidated Balance Sheet at December 31, 1998 and 1997.
          - Consolidated Statement of Income, years ended December 31, 1998, 1997 and 1996.
          - Consolidated Statement of Changes in Shareholders' Equity, years ended December 31, 1998, 1997 and 1996.
          - Consolidated Statement of Cash Flows, years ended December 31, 1998, 1997 and 1996.
          -  Notes to Consolidated Financial Statements.
          -  Independent Auditors' Report.
     (2) All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.

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

          3(ii)  - Amended Bylaws of the Corporation as in effect prior to June
                   15, 1999.

          3(iii) - Amendment to Amended Bylaws of the Corporation adopted June
                   15, 1999.

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

                   (6) (a) Change of Control Agreement, effective February 16,
                           1998, between the Corporation and Roger Forystek; and
                       (b) Change of Control Agreement, effective January 12,
                           1998, between the Corporation and Thomas A. Galovic; and
                       (c) Change of Control Agreement, effective January 1,
                           1998, between the Corporation and Anthony L.
                           Guerrerio; and
                       (d) Change of Control Agreement, effective January 1,
                           1998, between the Corporation and David A. Rolfe; and
                       (e) Employment and Non-Compete Agreement, effective
                           January 1, 1998, among the Corporation, Wedgewood and Anthony L. Guerrerio; and
                       (f) Employment and Non-Compete Agreement, effective
                           January 1, 1998, among the Corporation, Wedgewood and David A. Rolfe.

                   (7)  The CNB Bancshares, Inc.  1999 Stock Incentive Plan.

          13     - Portions of the Annual Report to Shareholders for the year ended December 31, 1998.

          21     - Significant Subsidiaries of the Corporation.

          23     - Consent of KPMG LLP

          23(a)  - Consent of Olive LLP

          27     - Financial Data Schedule

          99     - Annual financial statements and independent auditor's report thereon for Citizens Incentive Savings Plan for the year ended December 31, 1998.

* The documents identified herein as 10-(1)(a) and 10-(1)(b), 10-(2)(a) and 10-(2)(b), 10-(3), 10-(4)(a) through 10-(4)(e), 10-(5)(a) through 10-(5)
     (d), 10-(6)(a) through 10-(6)(f) and 10-(7) constitute all management contracts and compensatory plans and arrangements required to be filed as an exhibit to this Form, pursuant to Item 14(c) of this Report.