Form 10-Q
period 1999-06-30
CNB BANCSHARES INC
filed 1999-08-05
CIK 724198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934


                         FOR THE QUARTERLY PERIOD ENDED

                                  JUNE 30, 1999


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

     As of July 30, 1999, there were 34,636,964 outstanding shares, without par value, of the registrant.

Exhibit index is on page 29.


Page


                                      INDEX                       Page No.
                                                                  --------


PART I.    Financial Information

  Item 1.     Financial Statements:

              Consolidated Balance Sheet . . . . . . . . . . . . . . 1

              Consolidated Statement of Income . . . . . . . . . . . 2

              Consolidated Condensed Statement of
                Changes in Shareholders' Equity . . . . . . . . . .  3

              Consolidated Statement of Cash Flows . . . . . . . . . 4

              Notes to Consolidated Financial Statements . . . . . . 5-13

 Item 2.      Management's Discussion and Analysis of
                Financial Condition and Results of Operations . . .  14-26

 Item 3.      Quantitative and Qualitative Disclosures about
                Market Risk . . . . . . . . . . . . . . . . . . . .  26

PART II.   Other Information . . . . . . . . . . . . . . . . . . . . 27

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . .  29


Page



PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
                                            CNB BANCSHARES, INC.
                                         CONSOLIDATED BALANCE SHEET
                                    (In thousands, except for share data)
                                                 (Unaudited)



                                                                       JUNE 30,    DECEMBER 31,    JUNE 30,
                                                                         1999          1998          1998
                                                                         ----          ----          ----
ASSETS
------
     Cash and due from banks                                          $  216,192   $     193,696  $  272,936
     Federal funds sold and short-term investments                        30,410          33,912      10,582
                                                                      -----------  -------------  ----------
        TOTAL CASH AND CASH EQUIVALENTS                                  246,602         227,608     283,518
     Loans held for sale                                                  61,380         107,138     156,407
     Investment securities available for sale                          3,010,654       2,592,120   2,010,345
     Investment securities held to maturity
        (Market value $214,485 at June 30, 1998)                                                     208,964
     Loans                                                             4,009,603       3,891,269   3,693,886
     Less:  Allowance for loan losses                                     58,039          56,271      53,738
                                                                      -----------  -------------  ----------
        NET LOANS                                                      3,951,564       3,834,998   3,640,148
     Premises and equipment                                              106,150         101,160      98,667
     Intangible assets                                                    50,503          51,185      50,219
     Interest receivable                                                  50,228          49,475      47,694
     Other assets                                                        218,580         178,113     164,458
                                                                      -----------  -------------  ----------

           TOTAL ASSETS                                               $7,695,661   $   7,141,797  $6,660,420
                                                                      ===========  =============  ==========

LIABILITIES
-----------
     Deposits:
       Non-interest bearing                                           $  574,089   $     577,108  $  590,621
       Interest bearing                                                4,311,412       4,381,229   4,101,184
                                                                      -----------  -------------  ----------
         TOTAL DEPOSITS                                                4,885,501       4,958,337   4,691,805
     Securities sold under repurchase agreements                         978,948         697,960     501,708
     Federal funds purchased and other short-term borrowings             339,417         105,831     113,004
     FHLB advances and other long-term debt                              788,164         626,759     605,861
     Interest payable and other liabilities                               51,095          53,364      72,602
                                                                      -----------  -------------  ----------
           TOTAL LIABILITIES                                           7,043,125       6,442,251   5,984,980

Guaranteed preferred beneficial interests in the Corporation's
     convertible subordinated debentures                                 172,500         172,500     172,500

SHAREHOLDERS' EQUITY
--------------------
     Common stock, $1 stated value
       Shares authorized: 100,000,000
       Shares issued: 34,764,324 at June 30, 1999, 35,482,969 at
         December 31, 1998, and 33,325,213 at June 30, 1998               34,764          35,483      33,325
     Capital surplus                                                     365,002         396,795     352,356
     Retained earnings                                                   115,049          83,612     110,532
     Accumulated other comprehensive income (loss) - net unrealized
        gains (losses) on investment securities available for sale       (34,779)         11,156       6,727
                                                                      -----------  -------------  ----------
           TOTAL SHAREHOLDERS' EQUITY                                    480,036         527,046     502,940
                                                                      -----------  -------------  ----------

           TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                   $7,695,661   $   7,141,797  $6,660,420
                                                                      ===========  =============  ==========

See notes to consolidated financial statements.



                                           CNB BANCSHARES, INC.
                                     CONSOLIDATED STATEMENT OF INCOME
                                  (In thousands, except for share data)
                                               (Unaudited)

                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                              JUNE 30,                   JUNE 30,
                                                         1999          1998         1999         1998
                                                         ----          ----         ----         ----

INTEREST INCOME
    Loans, including fees:
        Taxable                                       $    84,162  $    86,344   $   166,219  $   173,452
        Tax exempt                                            583          554         1,173        1,094
    Loans held for sale                                     2,008        1,023         4,091        1,775
    Investment securities:
        Taxable                                            38,789       30,178        73,681       60,919
        Tax exempt                                          6,220        4,481        12,254        8,146
    Federal funds sold and other
       short-term investments                                 242          165           373          282
                                                      -----------  ------------  -----------  -----------
                Total interest income                     132,004      122,745       257,791      245,668
INTEREST EXPENSE
    Deposits                                               44,682       46,469        89,890       93,761
    Short-term borrowings                                  12,659        9,237        22,952       18,275
    FHLB advances and other long-term debt                  9,162        8,985        17,653       18,463
                                                      -----------  ------------  -----------  -----------
                Total interest expense                     66,503       64,691       130,495      130,499
                                                      -----------  ------------  -----------  -----------
NET INTEREST INCOME                                        65,501       58,054       127,296      115,169
Provision for loan losses                                   3,420        1,761         4,951        5,077
                                                      -----------  ------------  -----------  -----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                         62,081       56,293       122,345      110,092
NON-INTEREST INCOME
    Service charges on deposit accounts                     8,545        6,393        16,184       11,813
    Mortgage banking revenue                                4,731        5,317         9,339        8,931
    Trust and plan administration fees                      3,480        2,947         6,594        5,499
    Insurance premiums and commissions                      3,398        2,868         6,598        6,113
    Non-interest fees on loans                              2,297        2,001         3,998        3,509
    Investment products fees                                2,271        1,920         4,043        3,495
    Net securities gains                                      550          590           916        1,223
    Other                                                   5,669        4,469        12,242        8,723
                                                      -----------  ------------  -----------  -----------
                Total non-interest income                  30,941       26,505        59,914       49,306
                                                      -----------  ------------  -----------  -----------
NON-INTEREST EXPENSE
    Salaries and employee benefits                         27,973       25,261        55,271       50,221
    Data processing and other services                      4,838        3,782         9,156        7,355
    Occupancy                                               3,623        3,489         7,513        7,152
    Equipment                                               3,038        2,824         6,114        5,947
    Professional fees                                       2,276        1,588         4,413        3,389
    Advertising and promotion                               2,076        1,923         3,680        3,558
    Postage and freight                                     1,471        1,257         2,822        2,617
    Telecommunication                                       1,341        1,167         2,539        2,321
    Amortization of intangible assets                       1,163        1,160         2,326        2,317
    Printing and supplies                                   1,161        1,194         2,430        2,388
    Other                                                   5,196        4,265         9,137        8,531
    Name change and merger related expenses                 2,434       41,346         2,434       41,346
                                                      -----------  ------------  -----------  -----------
                Total non-interest expense                 56,590       89,256       107,835      137,142
                                                      -----------  ------------  -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES                          36,432       (6,458)       74,424       22,256
Income taxes                                               10,901          423        22,609        9,556
                                                      -----------  ------------  -----------  -----------
                                                           25,531       (6,881)       51,815       12,700
Distribution pertaining to guaranteed preferred
    beneficial interests in the Corporation's
    convertible subordinated debentures, net of tax         1,640          132         3,281          132
                                                      -----------  ------------  -----------  -----------

NET INCOME (LOSS)                                     $    23,891  $    (7,013)  $    48,534  $    12,568
                                                      ===========  ============  ===========  ===========

NET INCOME (LOSS) PER SHARE:
BASIC                                                 $       .68        ($.20)  $      1.38  $       .36
                                                      ===========  ============  ===========  ===========

DILUTED                                               $       .66        ($.20)  $      1.34  $       .36
                                                      ===========  ============  ===========  ===========

AVERAGE SHARES OUTSTANDING:
BASIC                                                  34,891,066   35,133,419    35,084,321   35,181,989
                                                      ===========  ============  ===========  ===========

DILUTED                                                38,562,156   35,818,551    38,737,747   35,726,316
                                                      ===========  ============  ===========  ===========

See notes to consolidated financial statements.



                                    CNB BANCSHARES, INC.
             CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                       (In thousands)
                                         (Unaudited)

                                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                                        JUNE 30,              JUNE 30,
                                                    1999       1998       1999       1998
                                                    ----       ----       ----       ----
BEGINNING BALANCE                                 $517,629   $524,635   $527,046   $515,463
   Comprehensive income:
        Net income (loss)                           23,891     (7,013)    48,534     12,568
        Other comprehensive income (loss)          (37,889)     1,080    (45,935)        78
                                                  ---------  ---------  ---------  ---------
                Comprehensive income (loss)        (13,998)    (5,933)     2,599     12,646
   Cash dividends declared                          (8,405)    (4,699)   (16,904)   (12,378)
   Issuance of common stock for:
        Stock options exercised                      1,136        484      1,675      3,319
        Acquisitions                                                                  3,126
   Purchase and retirement of common stock         (16,168)   (11,682)   (35,199)   (21,476)
   Other                                              (158)       135        819      2,240
                                                  ---------  ---------  ---------  ---------
ENDING BALANCE                                    $480,036   $502,940   $480,036   $502,940
                                                  =========  =========  =========  =========

See notes to consolidated financial statements.


                                         CNB BANCSHARES, INC.
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (In thousands)
                                             (Unaudited)
                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                               1999          1998
                                                                               ----          ----

OPERATING ACTIVITIES:
      Net income                                                           $    48,534   $    12,568
      Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                        9,825        16,655
            Provision for loan losses                                            4,951         5,077
            Amortization of premiums and discounts on securities                 4,050         3,937
            Net securities gains                                                  (916)       (1,223)
            Loans originated for sale                                         (360,274)     (397,161)
            Proceeds from sale of loans                                        406,032       388,039
            Increase in interest receivable and other assets, net of
               amortization                                                    (14,311)      (14,291)
            Increase (decrease) in interest payable and other liabilities       (1,354)       15,722
                                                                           ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       96,537        29,323
                                                                           ------------  ------------

INVESTING ACTIVITIES:
      Cash and cash equivalents of subsidiaries acquired, net of
         purchase price                                                                          876
      Principal payments received on investment securities available
         for sale                                                              295,306       397,299
      Proceeds from the sale of investment securities available for sale       606,297       794,602
      Purchase of investment securities available for sale                  (1,397,384)   (1,350,371)
      Principal payments received on investment securities held
         to maturity                                                                          21,748
      Net decrease (increase) in loans                                        (123,434)      185,152
      Purchase of premises and equipment                                       (10,568)       (6,749)
                                                                           ------------  ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           (629,783)       42,557
                                                                           ------------  ------------

FINANCING ACTIVITIES:
      Net increase (decrease) in deposits                                      (73,010)       76,348
      Net increase (decrease) in short-term borrowings                         514,414       (66,840)
      Payment and maturity of long-term debt                                  (112,543)     (346,729)
      Proceeds from long-term borrowings                                       273,807       225,932
      Proceeds pertaining to guaranteed preferred beneficial interests in
         the Corporation's convertible subordinated debentures                               172,500
      Cash dividends paid                                                      (16,904)      (12,378)
      Proceeds from exercise of stock options                                    1,675         3,319
      Purchase and retirement of common stock                                  (35,199)      (21,476)
                                                                           ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      552,240        30,676
                                                                           ------------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       18,994       102,556

CASH AND CASH EQUIVALENTS AT JANUARY 1,                                        227,608       180,962
                                                                           ------------  ------------

CASH AND CASH EQUIVALENTS AT JUNE 30,                                      $   246,602   $   283,518
                                                                           ============  ============

Supplemental disclosure:
      Cash paid for:
            Interest                                                       $   129,991   $   131,899
            Income taxes                                                        22,056        17,568
      Non-cash investing and financing activities:
            Common stock issued for acquisitions                                               3,126
            Stock issued in exchange of debentures and pursuant
                 to employee incentive plans                                       977         1,530

See notes to consolidated financial statements.

                              CNB BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar amounts in thousands, except for share data)

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of CNB Bancshares, Inc. (Corporation) and its wholly-owned subsidiaries, after elimination of all material intercompany accounts and transactions. Certain prior year amounts have been reclassified to conform with current classifications.

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

NOTE 2: BUSINESS COMBINATIONS

     On August 3, 1998, the Corporation issued 1,143,389 shares and assumed the terms of stock options that allowed the purchase of 30,846 shares of its common stock in exchange for all of the outstanding shares of National Bancorp (National) of Tell City, Indiana. The acquisition was accounted for under the pooling of interests method of accounting without restatement of prior periods, as the amounts involved were not material to the Corporation's financial results.

     On April 17, 1998, the Corporation issued 13,771,974 shares and assumed the terms of stock options that allowed the purchase of 130,096 shares of its common stock in exchange for all of the outstanding shares of Pinnacle Financial Services, Inc. (Pinnacle), headquartered in St. Joseph, Michigan. The acquisition was accounted for under the pooling of interests method of accounting and, accordingly, all financial data of the Corporation for prior periods has been restated to include the financial position and operating results of Pinnacle.

     On January 1, 1998, the Corporation issued 115,290 shares of its common stock for the acquisition of Wedgewood Partners, Inc., a full service broker/dealer and asset management firm based in St. Louis, Missouri. Goodwill of $2,345 was recorded and is being amortized on a straight-line basis over 15 years. The acquisition was accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements include the assets and liabilities and results of operations from the January 1, 1998, transaction date forward.

     On December 31, 1998, the Corporation combined the charters of its eight subsidiary banks into one Michigan state bank charter under the name of Citizens Bank of MidAmerica. Effective April 22, 1999, the name of the bank was changed to Civitas Bank.

     On March 31, 1999, the Corporation and First Indiana Bank announced the signing of a definitive agreement whereby the Corporation will acquire deposits totaling approximately $130 million and the five First Indiana Bank offices located in the Evansville, Indiana, area. The transaction will be accounted for under the purchase method of accounting and is expected to be completed on August 13, 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE  3:  INVESTMENT SECURITIES AVAILABLE FOR SALE



                                                      GROSS       GROSS
                                         AMORTIZED  UNREALIZED  UNREALIZED       FAIR
                                           COST        GAINS      LOSSES         VALUE

Available for Sale at June 30, 1999:
  U.S. Treasury                         $   31,548    $   36    $   (859)    $   30,725
  Federal agencies:
    Bonds and notes                        207,257        64      (1,840)       205,481
    Mortgage-backed securities           2,186,100     1,681     (50,032)     2,137,749
  State and municipal                      513,210     5,415      (9,750)       508,875
  Collateralized mortgage obligations       27,620       210        (661)        27,169
  Equity securities                         99,759       258        (268)        99,749
  Other securities                             896        10                        906
-----------------------------------------------------------------------------------------
        Total                           $3,066,390    $7,674    $(63,410)    $3,010,654
=========================================================================================


     The carrying value of investment securities at June 30, 1999, by contractual maturity, except for mortgage-backed securities and collateralized mortgage obligations, which are based on estimated average lives, are shown in the following table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.





                                              AVAILABLE FOR SALE
                                              AMORTIZED    FAIR
                                                COST       VALUE
Maturity distribution
   At June 30, 1999:
     Due in one year or less                 $   10,383  $   10,487
     Due after one year through five years       66,200      66,188
     Due after five years through ten years     325,964     327,021
     Due after ten years                        350,364     342,291
     Mortgage-backed securities               2,186,100   2,137,749
     Collateralized mortgage obligations         27,620      27,169
---------------------------------------------------------------------
          Total debt securities               2,966,631   2,910,905
     Equity securities                           99,759      99,749
---------------------------------------------------------------------
          Total                              $3,066,390  $3,010,654
=====================================================================


     Proceeds from sales of investment securities available for sale during the six months ended June 30, 1999 and 1998 were $606,297 and $794,602, respectively. Gross gains and (losses) realized on those sales were $2,048 and ($1,132), respectively, for the six months ended June 30, 1999 and $1,946 and ($723) for the six months ended June 30, 1998, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 4:  IMPAIRED LOANS

     At June 30, 1999, impaired loans totaled $37,069. An allowance for loan losses of $3,429 was recorded for impaired loans totaling $12,158. At December 31, 1998, impaired loans totaled $39,823 and an allowance of $2,506 was recorded for impaired loans totaling $13,868. The average balance for impaired loans was $37,946 for the six months ended June 30, 1999.


NOTE 5:  LONG-TERM DEBT


                                                       JUNE 30,      DECEMBER 31,  JUNE 30,
                                                         1999            1998        1998
                                                         ----            ----        ----
Parent Company:

  Notes payable, unsecured:

    Variable rate adjusted with changes in LIBOR,
      payable $250 quarterly through 2000 (5.44%,
      6.13% and 6.16% at June 30, 1999, December
      31,  1998,  and  June 30, 1998, respectively)    $   2,000     $   2,500     $  3,000

Subsidiaries:
  Federal Home Loan Bank advances, due at
    various dates through 2018 (weighted average
    rates of 5.44%, 5.46% and 5.56% at June 30,
    1999, December 31, 1998, and June 30, 1998,
    respectively)                                        775,637        614,201      594,842

  Other, including capitalized leases                     10,527         10,058        8,019
----------------------------------------------------------------------------------------------
      Total                                            $ 788,164     $  626,759    $ 605,861
==============================================================================================

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


Page 7 of 31


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


Page 8 of 31


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 7:  NET INCOME PER SHARE

     All share data included in the Consolidated Financial Statements, notes and Management's Discussion and Analysis has been adjusted for stock dividends.

     The following table reconciles the numerators and denominators for basic and diluted net income per share:



                                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                                         JUNE 30,           JUNE 30,
                                                      1999      1998     1999     1998
------------------------------------------------------------------------------------------
NUMERATOR:
   For basic net income (loss) per share - Net
      income (loss)                                  $23,891  $(7,013)  $48,534  $12,568
   Effect of dilutive securities:
      Trust preferred securities                       1,640      132     3,281      132
------------------------------------------------------------------------------------------
   For diluted net income (loss) per share - Net
      income (loss) after assumed conversions        $25,531  $(6,881)  $51,815  $12,700
==========================================================================================

DENOMINATOR (SHARES IN THOUSANDS):
   For basic net income (loss) per share -
      Average shares outstanding                      34,891   35,133    35,084   35,182
   Effect of dilutive securities:
      Trust preferred securities and stock options     3,671      686     3,654      544
------------------------------------------------------------------------------------------
   For diluted net income (loss) per share -
      Average shares outstanding after assumed
      conversions                                     38,562   35,819    38,738   35,726
==========================================================================================


NOTE 8:  COMPREHENSIVE INCOME

     The Corporation's other comprehensive income included the following components:


                                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                                       JUNE 30,           JUNE 30,
                                                    1999      1998     1999     1998
--------------------------------------------------------------------------------------
Net realized and unrealized gains (losses)
   on available for sale securities               $(37,546)  $1,431  $(45,363)  $ 805
Less:  Adjustment for net securities gains
       realized in net income (loss), net of
       tax                                             343      351       572     727
--------------------------------------------------------------------------------------
   Other comprehensive income (loss)              $(37,889)  $1,080  $(45,935)  $  78
======================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 9: INTEREST RATE CONTRACTS

     The Corporation has entered into interest rate swaps (swaps) as a hedge against changing interest rates. Swaps represent an exchange of interest payments and the underlying principal balances of the assets or liabilities are not affected. At June 30, 1999, the Corporation had swaps with a notional value of $520,000 of which $470,000 require the Corporation to pay a fixed rate of interest ranging from 5.22% to 5.60% and receive a variable rate based on one-month or three-month LIBOR. Swaps with a notional amount of $50,000 require the Corporation to pay a variable rate of interest based on the prime rate of interest and receive a 7.72% fixed rate. The swaps terminate on or prior to April 28, 2005. The Corporation recorded $478 and $840 in net expense from swaps during the three and six months ended June 30, 1999, respectively. The estimated market gain of the swaps at June 30, 1999, was $1,426.

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


NOTE 10: SEGMENT INFORMATION

     As previously discussed in Note 2, the Corporation combined its eight subsidiary banks into one charter effective December 31, 1998. As a result of that combination, the Bank restructured its former subsidiary banks into divisions that establish more logical banking regions and place common markets together, without regard to state lines. Management uses loan and deposit average balances, net contribution and related growth rates and financial ratios to measure performance of each division. The following table shows the financial information of the Corporation's reportable segments for the periods ended June 30, 1999 and June 30, 1998.

     The 1998 "Merger and Related Charges" columns relate to the merger of Pinnacle into the Corporation; and accordingly, most expenses would be allocated to the Northern Division, but to show meaningful comparisons, they are displayed separately. The 1999 "Name Change Expenses" columns relate to the Corporation's bank subsidiary changing its name from "Citizens" to "Civitas" and would affect each division to different extents, but for comparison purposes are also displayed separately. The "Other" columns include the Parent Company, all segments not required to be disclosed separately and all intercompany elimination entries.

     The financial ratios exclude the merger and related charges and the name change expenses to allow meaningful comparisons.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 10: SEGMENT INFORMATION, CONTINUED


                                            THREE MONTHS ENDED JUNE 30, 1999

                                                                                                  Name Change
                           Evansville    Northern     Central    Western    Treasury    Other       Expenses   Consolidated
----------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS:
Net interest income        $    21,663  $  15,915   $  10,466   $  6,859  $    7,417  $   3,181                 $   65,501
Provision for loan losses        1,369       (678)      1,170        198                  1,361                      3,420
Non-interest income              6,238      4,576       4,253      2,374       3,442     10,058                     30,941
Non-interest expense            15,336     12,094       8,578      5,413         425     12,310     $ 2,434         56,590
Income taxes                     3,927      3,281       1,732      1,213       3,965     (2,302)       (915)        10,901
Distribution on trust
   preferred securities                                                                   1,640                      1,640
Net contribution                 7,269      5,794       3,239      2,409       6,469        230      (1,519)        23,891

AVERAGE BALANCES:
Loans                       $1,402,243  $ 971,390   $ 617,612   $351,223               $607,612                 $3,950,080
Assets                       2,128,423  1,557,593   1,035,569    717,496  $2,153,705   (185,892)                 7,406,894
Deposits                     1,813,465  1,443,191     932,327    618,406      83,792     53,535                  4,944,716

FINANCIAL RATIOS:
Return on assets                  1.37%      1.49%       1.25%      1.34%                                             1.37%
Efficiency ratio                    55         59          58         59                                                54






                                             THREE MONTHS ENDED JUNE 30, 1998

                                                                                                   Merger &
                           Evansville   Northern    Central  Western    Treasury     Other      Related Charges   Consolidated
-------------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS:
Net interest income        $   17,375  $   16,267  $  9,144  $  5,926  $    4,170   $  5,172                       $   58,054
Provision for loan losses       3,174         927       997       865                 (4,202)                           1,761
Non-interest income             5,930       5,861     3,348     1,864       2,516      6,986                           26,505
Non-interest expense           12,150      11,996     7,339     5,160         379     10,886   $        41,346         89,256
Income taxes                    2,650       3,372     1,443       560       2,401      1,129           (11,132)           423
Distribution on trust
   preferred securities                                                                  132                              132
Net contribution                5,331       5,833     2,713     1,205       3,906      4,213           (30,214)        (7,013)

AVERAGE BALANCES:
Loans                      $1,089,881  $1,141,622  $590,936  $333,156  $  100,924   $593,748                       $3,850,267
Assets                      1,839,135   1,585,118   926,449   664,566   1,725,536   (194,692)                       6,546,113
Deposits                    1,580,604   1,480,821   847,557   593,146     100,521     35,597                        4,638,246

FINANCIAL RATIOS:
Return on assets                 1.16%       1.47%     1.17%      .73%                                                   1.42%
Efficiency ratio                   52          54        59        66                                                      55

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 10: SEGMENT INFORMATION, CONTINUED




                                            SIX MONTHS ENDED JUNE 30, 1999



                                                                                                      Name Change
                             Evansville   Northern    Central   Western     Treasury        Other       Expenses    Consolidated
---------------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS:
Net interest income         $   41,213   $  31,002  $   20,060  $ 13,177   $   14,435   $     7,409                 $  127,296
Provision for loan losses        2,420         554       1,024       378                        575                      4,951
Non-interest income             12,328       9,469       8,115     4,386        6,804        18,812                     59,914
Non-interest expense            29,939      23,824      16,842    10,772          780        23,244      $2,434        107,835
Income taxes                     7,468       5,881       3,679     2,217        7,774        (3,495)       (915)        22,609
Distribution on trust
   preferred securities                                                                       3,281                      3,281
Net contribution                13,714      10,212       6,630     4,196       12,685         2,616      (1,519)        48,534

AVERAGE BALANCES:
Loans                       $1,367,138  $  974,504  $  610,822  $351,897                $   606,963                 $3,911,324
Assets                       2,117,844   1,543,072   1,013,490   711,871   $2,062,891      (202,725)                 7,246,443
Deposits                     1,813,670   1,432,187     912,741   612,614       86,902        46,022                  4,904,136

FINANCIAL RATIOS:
Return on assets                  1.30%       1.32%       1.31%     1.18%                                                 1.38%
Efficiency ratio                    56          59          60        61                                                    54





                                              SIX MONTHS ENDED JUNE 30, 1998



                                                                                                   Merger &
                           Evansville   Northern    Central   Western    Treasury      Other    Related Charges Consolidated
----------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS:
Net interest income        $   34,107  $   32,009  $ 18,060  $ 11,799   $   10,050   $   9,144                  $  115,169
Provision for loan losses       5,557       2,266     2,107     1,614                   (6,467)                      5,077
Non-interest income            11,001       9,018     6,169     3,760        4,946      14,412                      49,306
Non-interest expense           24,853      24,268    14,369    10,304          717      21,285     $ 41,346        137,142
Income taxes                    4,998       5,276     2,738     1,207        5,430       1,039      (11,132)         9,556
Distribution on trust
   preferred securities                                                                    132                         132
Net contribution                9,700       9,217     5,015     2,434        8,849       7,567      (30,214)        12,568

AVERAGE BALANCES:
Loans                      $1,091,290  $1,212,109  $593,750  $335,796   $   98,558   $ 566,118                  $3,897,621
Assets                      1,791,726   1,595,871   923,145   664,318    1,681,175    (117,616)                  6,538,619
Deposits                    1,569,883   1,487,457   843,112   592,349       98,666      32,171                   4,623,638

FINANCIAL RATIOS:
Return on assets                 1.08%       1.16%     1.09%      .73%                                                1.31%
Efficiency ratio                   55          59        59        66                                                   56

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 11: NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board has issued Statement No. 133, Accounting for Derivative Instruments and Hedge Activities, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The provisions of this statement were to become effective for fiscal years beginning after June 15, 1999. The effective date of the statement has been delayed by Statement No. 137 to fiscal years beginning after June 15, 2000. The Corporation has not yet determined the financial impact to its financial condition or results of operations but plans to adopt it on January 1, 2001.


NOTE 12: PENDING MERGER

     On June 16, 1999, the Corporation signed a definitive agreement under which Fifth Third Bancorp (Fifth Third) of Cincinnati, Ohio will acquire all of the outstanding shares of the Corporation. The transaction will be a tax-free, stock-for-stock fixed exchange of .8825 shares of Fifth Third common stock for each outstanding share of the Corporation's common stock. It will be accounted for under the pooling-of-interests method of accounting and is subject to approval by the shareholders of the Corporation and applicable regulatory agencies. The Corporation's trust preferred securities will remain outstanding after closing and will become convertible into .4267 shares of Fifth Third common stock. Although the merger is expected to be completed during the fourth quarter of 1999, there can be no assurances that the merger will be completed.

     The signing of the agreement constitutes a "change of control," as defined by agreements between the Corporation and certain employees which provide for specified benefits to be paid at the discretion of the employees or the Corporation. The contingent liability under these agreements is $12,829.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except for share data)

OVERVIEW
--------

     Net income for the three months ended June 30, 1999, was $23,891, or $.66 per diluted share, compared to a net loss of $7,013, or $.20 per share, for the three months ended June 30, 1998. Net income for the six months ended June 30, 1999, was $48,534, or $1.34 per diluted share, versus net income of $12,568, or $.36 per diluted share, for the same period of 1998. On April 22, 1999, the Corporation's bank subsidiary changed its name from "Citizens Bank" to "Civitas Bank." Costs associated with the name change amounted to $1,519, net of tax, or $.04 per diluted share. In the second quarter of 1998, the Corporation merged Pinnacle into the Corporation and, as a result, incurred charges of $30,214, net of tax. Excluding these charges, net income and diluted earnings per share for the quarter ended June 30, 1999, would have been $25,410 and $.70, respectively, compared to $23,201 and $.65 for the same quarter of 1998, increases of 9.5% and 7.7%, respectively. Net income for the first quarter of 1999 was $24,643, or $.68 per diluted share. On a year-to-date basis through June 30, 1999, net income, excluding the above charges, would have been $50,053, or $1.38 per share, compared to $42,782 and $1.20 per share for 1998, increases of 17.0% and 15.0%, respectively.

     The Corporation's average assets for the three months ended June 30, 1999, were $7,406,894, an increase of $322,686 over the $7,084,208 average for the quarter ended March 31, 1999, and an increase of $860,781 from the average of $6,546,113 for the quarter ended June 30, 1998.

     Excluding the name change and merger related charges, the annualized returns on average assets and shareholders' equity for the quarter ended June 30, 1999, were 1.37% and 19.95%, respectively, compared to 1.39% and 19.32%, respectively, for the first quarter of 1999, and 1.42% and 17.87%, respectively, for the second quarter of 1998.

     Cash dividends of $.24 per share were declared during the second quarter of 1999, representing an increase of 9.1% from the $.22 per share for the same period of 1998. Total dividends declared for the first six months of 1999 and 1998 were $16,904 and $12,378, respectively.

NET INTEREST INCOME
-------------------

     Net interest income is the Corporation's largest component of income and represents the difference between interest and fees earned on loans and investments and the interest paid on interest bearing liabilities. Net interest income was $65,501 for the three months ended June 30, 1999, compared with $58,054 for the same period in 1998. The increased net interest income was primarily the result of average earning assets increasing $837,536, or 13.8%. Net interest income for the most recent quarter was $3,706 more than the $61,795 recorded in the first quarter of 1999 due to an increased net interest margin and a $314,136 increase in average earning assets. Net interest income for the six months ended June 30, 1999, increased $12,127, or 10.5%, due to a $678,059 increase in average earning assets. The growth in earning assets from the three and six month periods ended June 30, 1998, occurred both in investment securities and loans and was funded primarily by the issuance of the trust preferred securities and increased deposits and repurchase agreements.

     The net interest margin is a percentage computed by dividing net interest income on a fully taxable equivalent basis (FTE) by average earning assets and represents a measure of basic earnings on interest bearing assets held by the Corporation. The annualized net interest margins were 3.96%, 3.92%, and 3.96%, respectively, for the three months ended June 30, 1999, March 31, 1999, and June 30, 1998. Loans comprised 57.1% of average earning assets for the most recent quarter compared to 63.3% for 1998 second quarter. Average investment securities increased $712,137 and represented 41.4% of earning assets for the quarter ended June 30, 1999, compared to 35.3% for the same quarter of 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET INTEREST INCOME, CONTINUED
------------------------------

     The yield on earning assets decreased 4 basis points (b.p.) to 7.80% from first quarter 1999 which was offset by an 8 b.p. decline in the cost to fund earning assets. The average cost of interest bearing deposits fell 15 b.p. as many certificates of deposit have repriced after interest rate reductions by the Federal Reserve in fourth quarter 1998. The net interest margin for the current quarter did not change from the 3.96% for the same quarter of 1998. The funding benefit provided by the issuance of the trust preferred securities was offset by pressure on earning asset yields caused by the interest rate reductions discussed above.

NET INTEREST MARGIN
---------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED
                                                   JUNE 30,   MARCH 31,   JUNE 30,
                                                     1999        1999       1998
Yields (FTE)
   Loans                                             8.56%       8.60%      9.02%
   Securities                                        6.72        6.71       6.85
   Other earning assets                              8.40        7.90       5.85
                                                     -----       -----      -----
      Total earning assets                           7.80        7.84       8.22

Cost of funds
   Interest bearing deposits                         4.08        4.23       4.49
   Other interest bearing liabilities                5.02        5.08       5.46
                                                     -----       -----      -----
      Total interest bearing liabilities             4.35        4.45       4.74
                                                     -----       -----      -----
      Total interest expense to earning assets       3.84        3.92       4.26
---------------------------------------------------------------------------------
Net interest margin                                  3.96%       3.92%      3.96%
=================================================================================


     An ongoing objective of the Corporation's asset/liability management policy is to match rate-adjustable assets and liabilities at similar maturity horizons so that changes in interest rates will not result in wide fluctuations in net interest income. The rate sensitivity position is computed for various repricing intervals by calculating rate sensitivity gaps. The Corporation had a cumulative one-year negative gap on June 30, 1999, of $446,426 which represented 6.3% of the $7,112,047 in earning assets at that date. Net interest income at financial institutions with negative gaps tends to increase in periods of falling interest rates and decline as interest rates rise. Management also utilizes a simulation model to measure the Corporation's net interest income sensitivity to changes in the level of interest rates, interest rate spreads, the shape of the yield curve and changing product growth patterns and investment strategies. Results of the simulation model indicate that the Corporation's net interest income would be affected by less than 1% should interest rates increase or decrease by up to 200 basis points over a twelve-month period.

NON-INTEREST INCOME
-------------------

     Non-interest income continues to be an increasingly significant portion of revenue for the Corporation and represented 30.9% of net FTE revenues for the six months ended June 30, 1999, compared to 29.2% for the same period of 1998. Non-interest income for the six months ended June 30, 1999, was $59,914 which increased $10,608 from the same period of 1998. Excluding securities gains, non-interest income for the first two quarters

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON-INTEREST INCOME, CONTINUED
------------------------------

of 1999 totaled $58,998, which represented a 22.7% increase over the first two quarters of 1998. Non-interest income, excluding securities gains, for the most recent quarter increased $1,784 from the first quarter of 1999, and $4,476, or 17.3%, from the second quarter of 1998.


NON-INTEREST INCOME
-------------------------------------------------------------------------

                                         SIX MONTHS ENDED
                                              JUNE 30,       INCREASE
                                           1999     1998    (DECREASE)
Service charges on deposit accounts      $16,184  $11,813  $    4,371
Mortgage banking revenue                   9,339    8,931         408
Trust and plan administration fees         6,594    5,499       1,095
Insurance premiums and commissions         6,598    6,113         485
Non-interest fees on loans                 3,998    3,509         489
Investment products fees                   4,043    3,495         548
Net securities gains                         916    1,223        (307)
Other                                     12,242    8,723       3,519
------------------------------------------------------------------------
        Total non-interest income        $59,914  $49,306  $   10,608
========================================================================


     Service charges on deposit accounts increased $4,371, or 37.0%, from 1998 due to an increased number of deposit accounts acquired through aggressive marketing and sales efforts and higher activity fees combined with improved efforts to collect a greater percentage of assessable fees. Service charges on deposit accounts for the second quarter were $8,545 compared to $6,393 for the second quarter of 1998, a 33.7% increase. Mortgage banking revenue through the first six months of 1999 was $9,339, an increase of $408, or 4.6%, from 1998. The Corporation continues to see strong demand for new residential mortgages, but refinancings in the most recent quarter were less than that of 1998's second quarter. The Corporation sold or securitized the majority of its mortgage loan production during the quarter. Mortgage banking revenue for 1999's second quarter was $586 less than the second quarter of 1998 when additional mortgages at Pinnacle were sold to conform its balance sheet to that of the Corporation. Trust and plan administration fees of $6,594 were $1,095, or 19.9% higher than the first six months of 1998, due to a higher market value of assets under management and new plans under administration. Insurance premiums and commissions increased $485 from the six months ended June 30, 1998, due to increased sales of credit life and disability insurance partially offset by lower experience-related profit sharing bonuses received from insurance underwriters in the first quarter of each year. Excluding those bonuses, insurance premiums and commissions increased $766, or 14.3%. Non-interest fees on loans increased $489 from the first half of 1998, primarily due to increased letter of credit fees. Investment products fees increased $548, or 15.7%, primarily due to an increased number of sales representatives and increased efforts to cross sell these products to the Corporation's expanded customer base. Investment products fees earned during the most recent quarter increased $351, or 18.3%, from the same period of 1998. Other income increased $3,519 during the first six months of 1999 over the same period of 1998. Other income includes gains of $750 on the sale of the credit card portfolios acquired with recent bank acquisitions recorded in first quarter 1999. Categories of other income showing increases were bank-owned life insurance income, fees on covered call options, debit card fees and customer check sales.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON-INTEREST EXPENSE
--------------------

     Non-interest expense, which includes personnel, occupancy costs, equipment and other operating expenses was $107,835 for the six months ended June 30, 1999, compared to $137,142 for the same period of 1998. Expenses associated with the April 22, 1999, name change totaled $2,434. These expenses included consulting fees, supplies, customer communications and the write-off of signage and other items associated with previous bank names. Expenses totaling $41,346 for severance payments, professional fees, write-downs of data processing equipment and closed offices and other accounting conformity adjustments were recorded in second quarter 1998 related to the merger of Pinnacle into the Corporation. Excluding these charges, non-interest expenses for the six months ended June 30, 1999 were $105,401, an increase of $9,605, or 10.0%, over 1998's
$95,796. Second quarter 1999 expenses, excluding the above charges, were $54,156, a 13.0% increase from second quarter 1998 and a $2,911 increase from first quarter 1999.

NON-INTEREST EXPENSE
---------------------------------------------------------------------------

                                           SIX MONTHS ENDED
                                               JUNE 30,        INCREASE
                                            1999      1998    (DECREASE)
Salaries and employee benefits            $ 55,271  $ 50,221  $    5,050
Data processing and other services           9,156     7,355       1,801
Occupancy                                    7,513     7,152         361
Equipment                                    6,114     5,947         167
Professional fees                            4,413     3,389       1,024
Advertising and promotion                    3,680     3,558         122
Postage and freight                          2,822     2,617         205
Telecommunication                            2,539     2,321         218
Amortization of intangible assets            2,326     2,317           9
Printing and supplies                        2,430     2,388          42
Other                                        9,137     8,531         606
Name change and merger related expenses      2,434    41,346     (38,912)
---------------------------------------------------------------------------
       Total non-interest expense         $107,835  $137,142  $  (29,307)
===========================================================================


     Salaries and employee benefits increased $5,050, or 10.1%, from the same period of 1998. The increase was due to an increased number of associates, increased performance-based commissions and awards and normal merit increases. Data processing and other services increased $1,801 for the six-month period over 1998's like period due to increased expenses associated with computer software, merchant card processing and the operation of additional ATM's. Occupancy expense increased $361, or 5.0%, principally due to operating additional office locations. Professional fees increased $1,024, or 30.2%, for the first two quarters of 1999 compared to 1998 due to increases in legal fees, outsourcing of certain functions and expenses associated with potential acquisitions by the Corporation which failed to materialize. Postage and freight increased $205, or 7.8%, from the first six months of 1998 due to increases in rates and number of customers. Telecommunication expenses have risen 9.4% to $2,539 due to the installation of a wide-area network and the expanded distance in the Corporation's branch network as a result of acquisitions completed over the last year. Other expenses increased $606 for the six months ended June 30, 1999, from the same period of 1998. Included in this increase were higher provisions for credit insurance reserves partially offset by lower costs associated with examination fees, operating losses and insurance.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAX EXPENSE
------------------

     Income tax expense was $22,609 for the six months ended June 30, 1999, compared with $9,556 for the same period in 1998. The effective tax rate was 30.4% for the six months ended June 30, 1999, and 42.9% for the six months ended June 30, 1998. The higher effective tax rate in 1998 was primarily due to the non-deductibility of various merger expenses incurred in the second quarter.
The effective tax rate in 1998, excluding those charges was 32.5%. The reduced effective tax rate in 1999 was primarily due to the state income tax savings achieved when the Corporation combined the charters of its eight subsidiary banks into one Michigan state bank charter on December 31, 1998. The decline in the effective tax rate was also aided by an increase in income from tax exempt sources, including municipal investments and bank-owned life insurance.

LOANS
-----

     Loans totaled $4,009,603 at June 30, 1999, compared to $3,891,269 at December 31, 1998, and $3,693,886 at June 30, 1998. The loan portfolio increased $118,334 from year-end 1998 and $315,717 from one year ago. The Corporation continues to reduce its residential mortgage loan portfolio by selling or securitizing most new production. This allows the Corporation to generate fee income by the sales and retained servicing.

LOANS OUTSTANDING
----------------------------------------------------------------------------------------

                                           JUNE 30,      DECEMBER 31,      JUNE 30,
                                             1999            1998            1998
Commercial, industrial and agricultural
   production loans                      $ 1,392,206     $ 1,344,110     $ 1,241,728
Tax exempt loans                              39,214          40,122          36,553
Real estate mortgage loans:
   Commercial and agricultural               494,206         435,129         386,270
   Construction                              193,450         155,756         129,123
   Residential                               914,238         976,586       1,015,385
Consumer loans                               976,289         939,566         884,827
---------------------------------------------------------------------------------------
   Total loans                           $ 4,009,603     $ 3,891,269     $ 3,693,886
=======================================================================================

     Commercial loans totaled $1,392,206 at June 30, 1999, compared to $1,344,110 at December 31, 1998, and $1,241,728 at June 30, 1998. Included in
this category are lines of credit to mortgage companies which are secured by mortgage loans with agreements to resell. These mortgage lines have declined by $46,639 since December 31, 1998, primarily due to management applying more stringent underwriting standards. Excluding these mortgage lines, commercial loans increased $94,735 from year-end. Commercial loans accounted for 34.7% of the loan portfolio at June 30, 1999, compared to 33.6% at June 30, 1998.

     Real estate mortgage loans, which consist of residential, commercial and agricultural loans secured by real estate and construction loans, totaled $1,601,894 at June 30, 1999, compared to $1,530,778 one year prior. Residential mortgage loans decreased $62,348 from year-end 1998 and $101,147 from one year ago. Residential mortgage loans were 22.8% of total loans at June 30, 1999, compared to 27.5% one year prior. Demand for new residential mortgage loans remains strong, but refinancings have slowed from the high 1998 levels. The Corporation originated $324 million of residential mortgage loans in the first two quarters of 1999, most of which

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LOANS, CONTINUED
----------------

was sold or securitized. The Corporation generally continues to service these loans. At June 30, 1999, $1,167,301 of residential mortgage loans originated by the Corporation and subsequently sold in the secondary market were being serviced. The Corporation had capitalized servicing rights of $9,105 relating to $898,832 of those loans.

     Consumer loans, which include installment, home equity and other lines of credit, increased $91,462 from one year ago, and $36,723 from December 31, 1998. These increases have been spurred by a sales incentive program and a direct mail campaign both initiated in the latter part of the first quarter. In first quarter 1999, the Corporation sold its credit card portfolios acquired through recent bank mergers totaling $6,837. Excluding credit cards, consumer loans have increased $97,222 and $44,127, respectively, from June 30, 1998, and December 31, 1998. Indirect installment loan balances originated through various automobile dealerships have increased $25,234 from year-end and $70,348 from one year ago to $344,844 at June 30, 1999. At June 30, 1999, all other installment loans had increased $4,737 from December 31 and $9,970 from June 30, 1998, to $449,351. Home equity and other lines of credit outstandings totaled $182,134 at June 30, 1999, an increase of $14,196 from December 31 and $16,945 from one year ago, excluding the credit cards.

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

SUMMARY OF ALLOWANCE FOR LOAN LOSSES
-----------------------------------------------------------------

                                          SIX MONTHS ENDED
                                               JUNE 30,
                                          1999           1998
Beginning balance                       $56,271        $55,223
   Provision for loan losses              4,951          5,077
   Loan charge-offs                      (6,147)        (9,067)
   Loan recoveries                        2,964          2,505
-----------------------------------------------------------------
Ending balance                          $58,039        $53,738
=================================================================
Percent to total loans                     1.45%          1.45%
=================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ASSET QUALITY, CONTINUED
------------------------

     The allowance for loan losses was $58,039 at June 30, 1999, representing 1.45% of total loans, compared with $56,271 at December 31, 1998, or 1.45% of total loans. At June 30, 1998, the allowance for loan losses was $53,738 and represented 1.45% of total loans. Annualized net charge-offs to average loans were .16% during the six months ended June 30, 1999, compared to .34% for the same period of 1998. The provision for loan losses to average loans was .25% and .26% for the six months ended June 30, 1999 and 1998, respectively. The allowance for loan losses to non-performing loans was 161% at June 30, 1999, and at December 31, 1998, compared to 194% at June 30, 1998.

     Risk assets consist of non-performing loans, foreclosed properties and loans 90 days or more past due but accruing. Although these assets have more than a normal risk of loss, they will not necessarily result in a higher level of future charge-offs or losses.

     Non-performing loans consist of loans classified as troubled debt restructurings and loans on nonaccrual status. As indicated in the following table, the Corporation's non-performing loans as of June 30, 1999, totaled $35,163, an increase of $1,140 from December 31, 1998, and $7,849 from June 30, 1998. The increase from June 30, 1998, is generally due to management's review of criticized loans and placing on nonaccrual status in the third quarter of 1998, several smaller loans acquired with the Pinnacle merger. The non-performing loans to total loans ratio was .90% on June 30, 1999, and on December 31, 1998, as compared to .75% on June 30, 1998. Total risk assets equaled 1.18% of loan-related assets at June 30, 1999, compared to 1.19% at December 31, 1998. In addition to loans classified as risk assets, there were other loans totaling $24,926 at June 30, 1999, where the borrowers were experiencing difficulties and management is closely monitoring the borrowers' abilities to comply with payment terms. However, conditions at this time do not warrant classification as risk assets.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ASSET QUALITY, CONTINUED
------------------------

NON-PERFORMING AND RISK ASSETS
-------------------------------------------------------------------------------------
                                                 JUNE 30,    DECEMBER 31,   JUNE 30,
                                                   1999         1998          1998
   Nonaccrual loans:
     Commercial, agricultural and tax exempt     $ 15,517     $ 13,679     $ 13,351
     Real estate mortgage                          17,001       16,918       11,939
     Consumer                                       2,645        3,426        2,024
                                                 --------     --------     --------
       Total nonaccrual                            35,163       34,023       27,314

   Restructured loans                                 871          941          323
                                                 --------     --------     --------

       Total non-performing loans                  36,034       34,964       27,637

   Foreclosed properties                            4,958        3,769        8,186
                                                 --------     --------     --------

       Total non-performing assets                 40,992       38,733       35,823

   90 days or more past due and accruing:
     Commercial, agricultural and tax exempt        1,650        2,446        2,843
     Real estate mortgage                           3,328        3,814        2,811
     Consumer                                       1,207        1,404        1,497
                                                 --------     --------     --------
       Total 90 days or more past due               6,185        7,664        7,151
                                                 --------     --------     --------

       Total risk assets                         $ 47,177     $ 46,397     $ 42,974
=====================================================================================
   Risk assets to loan-related assets                1.18%        1.19%        1.16%
=====================================================================================


INVESTMENT SECURITIES
---------------------

     Total investment securities represented 42.3% of earning assets at June 30, 1999, compared to 39.1% and 36.5% at December 31, 1998, and June 30, 1998,
respectively. A net unrealized loss on investment securities of $55,736, on a pre-tax basis, was reflected at June 30, 1999, compared to a net unrealized gain of $4,984 at March 31, 1999. This decline in market values was the result of increased interest rates rather than a change in credit quality. The Corporation has increased its investment securities portfolio by $227,184 since March 31, 1999, and $418,534 since year-end to more effectively utilize its strong capital position. The additional investments have been primarily mortgage-backed securities, predominately underwritten to the standards of, and guaranteed by, government sponsored enterprises. These securities generally yield 70-100 b.p. more than comparable U.S. Treasury securities but differ from traditional debt securities in that they have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying mortgages. Prepayment rates generally can be expected to increase during periods of lower interest rates as the underlying mortgages are refinanced at lower market rates. Conversely, the average lives of these securities generally are extended as interest rates increase. Mortgage-backed securities represented 71.9% of total investment securities at June 30, 1999. The estimated average life of these securities and the overall portfolio was 4.7 years and 6.0 years, respectively, at June 30, 1999. Additional state and municipal securities have also been purchased due to their higher tax equivalent yields. At June 30, 1999, state and municipal securities represented 16.9% of total investment securities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DEPOSITS AND OTHER SOURCES OF FUNDS
-----------------------------------

     Total deposits were $4,885,501 at June 30, 1999, compared to $4,958,337 and $4,691,805 at December 31, 1998, and June 30, 1998, respectively. Since December 31, 1998, interest bearing deposits decreased $69,817 and non-interest bearing deposits decreased $3,019. Since changes in total deposits or deposit categories as of a particular balance sheet date are not necessarily indicative of an overall trend, changes in average balances can provide a more accurate reflection of trends. Average interest bearing deposits through the first six months of 1999 increased $210,670 from 1998. Average non-interest bearing deposits increased $69,828, or 15.0%, from the average of the first two quarters of 1998. The increase in non-interest bearing deposits is the result of a corporate-wide campaign targeting interest and non-interest bearing checking accounts. Year-to-date average interest and non-interest bearing checking accounts have increased $115,946, or 11.4%, over 1998's averages through June
30. Customers' preference has shifted to money market deposit accounts due to the flat yield curve over much of this time period and the competitive pricing offered by the Corporation. Accordingly, average money market deposit accounts for the first six months of 1999 increased $200,136 from 1998 and savings and retail certificates of deposit account averages declined $54,827 and $26,528, respectively. Average large certificates of deposit, primarily from the Corporation's commercial and local government customer base, have increased $45,771 over 1998's averages for the first six months.

     Securities sold under repurchase agreements are acquired in national markets as well as from the Corporation's commercial customers as part of a cash management service. Repurchase agreements were $978,948, $697,960 and $501,708 at June 30, 1999, December 31, 1998, and June 30, 1998, respectively. A substantial amount of the growth in earning assets in 1999 has been funded through national market repurchase agreements to fund the increased leverage associated with the expanded investment portfolio as previously discussed. A portion of these repurchase agreements, acquired to fund certain fixed rate earning assets, is being hedged by interest rate swaps.

     Federal funds purchased and other short-term borrowings were $339,417, $105,831, and $113,004 at June 30, 1999, December 31, 1998, and June 30, 1998,
respectively. Federal funds purchased, which represent funds acquired overnight from other financial institutions, totaled $278,850, $99,370, and $99,195, respectively, at June 30, 1999, December 31, 1998, and June 30, 1998.

     Long-term debt totaled $788,164 at June 30, 1999, compared to $626,759 at December 31, 1998, and $605,862 at June 30, 1998. Advances from the FHLB accounted for $775,637 of total long-term debt at June 30, 1999, and continue to be a flexible and relatively inexpensive source of fixed rate, longer maturity funds.

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

     Liquidity is provided by projecting credit demand and other financial needs and then maintaining sufficient funding sources and assets readily convertible into cash to meet these requirements. The Corporation has provided for its liquidity needs by maintaining adequate balances in money market assets, through growth in core deposits, maturing loans and investments in its securities portfolio and by maintaining various short-term borrowing sources. At June 30, 1999, the Corporation had $452,144 in investment securities maturing within one year. The Corporation additionally has federal funds lines and other borrowing sources available to it and its

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED
------------------------------------------

subsidiary bank. Investment securities maturing within one year and unused borrowing sources are considered by management to provide adequate liquidity in view of projected needs. The Parent Company's liquidity is provided by dividends from its subsidiaries.

     The Corporation continues to maintain a strong capital position which supports its current needs and provides a sound foundation to support further expansion. Total shareholders' equity at June 30, 1999, was $480,036, compared to $527,046 at December 31, 1998, and $502,940 at June 30, 1998. In order to maintain its capital position at a desired level, the Corporation maintains a stock repurchase program whereby 5% of its outstanding shares are repurchased annually for specific corporate purposes, including but not limited to an annual stock dividend. During the first six months of 1999, the Corporation repurchased $35,199 of its common stock under this program.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its bank subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, that as of June 30, 1999, the Corporation and its bank subsidiary exceeded all regulatory capital adequacy requirements to which they were subject.

     As of June 30, 1999, the most recent notification from regulatory agencies categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the bank subsidiary's categories. The trust preferred securities, discussed in Note 6 to the Consolidated Financial Statements, qualify as Tier 1 capital and are included as such in the following table which shows the Corporation's actual and minimum required capital amounts and ratios as mandated by the respective regulatory authority at June 30, 1999:




                                                ACTUAL            MINIMUM REQUIREMENTS
                                          Amount       Ratio       Amount      Ratio
                                         --------      ------     --------     ------
Total Capital to risk weighted assets    $703,040      15.13%     $371,701      8.00%

Tier 1 Capital to risk weighted assets    644,106      13.86       185,851      4.00

Tier 1 Capital to average assets
            (leverage ratio)              644,106       8.75       294,563      4.00

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

     The Corporation has outsourced most critical data processing activities to an industry-known leader who is responsible for modifying its programs to be compliant with Year 2000 processing. However, oversight of the testing of those systems is the responsibility of the committee. Focusing on these critical systems, the committee has closely reviewed and monitored the vendor's progress. Year 2000 compliant upgrades to these outsourced critical data processing systems were installed in early November 1998. Other critical systems have also been assessed as to their Year 2000 readiness. These systems have been purchased from other industry-known vendors and are generally used in their standard configuration or with minor modifications. The committee is closely reviewing and monitoring less critical systems as to each vendor's progress and testing. A test lab is being used and systems are being tested in a non-production environment. Certification of Year 2000 compliance for these systems has been received from all vendors including all those deemed critical. One critical outsourced system, the human resource/payroll system, that was not Year 2000 compliant, was replaced. The renovation, validation and implementation phases for critical systems were successfully completed during the first quarter of 1999. The validation of most secondary applications is also complete. The remaining testing will be completed by August 1999. A system is deemed validated upon completion of an appropriate test plan, contingency plan and system testing of the Year 2000 compliant version without problems.

     The Corporation's overall costs associated with Year 2000 implementation has been reduced due to its outsourcing arrangement previously discussed. However, incremental direct expenses are estimated to total approximately $500 during the 1998-1999 period. Additionally, capital improvements of approximately $5,000 will be accelerated, in part due to Year 2000. The capital improvements include replacing older technology, fully-depreciated personal computers and software, telecommunication systems and the new human resource/payroll system. Implementation of this equipment and software will resolve certain Year 2000 issues and will provide increased or improved functionality and efficiencies. The cost of this equipment and software is expected to be charged to expense over a 36-60 month period which commenced first quarter 1999. The aforementioned costs include the salary of the full-time project leader but not the time of management and staff assisting on the project which are estimated to total 6,000 hours from fourth quarter 1998 through 1999. The total cost could vary significantly from those currently estimated due to unforeseen circumstances which could develop in implementing the Plan.

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

     The Plan also includes provisions which address the Year 2000 compliance of environmental systems, which include items such as elevators, security systems and heating and air conditioning systems. No significant business risks have been revealed regarding these types of systems. The renovation, validation and implementation phases for these systems were completed during the second quarter of 1999.

     The risks associated with the Year 2000 issue can be grouped into two categories. The first is the risk that the Corporation will not ready its systems for the century date change. The second is the risk of disruption of the Corporation's operations due to an operational failure of a third party. The first category includes those risks that are largely under the Corporation's control. As stated above, the Corporation has and continues to take significant steps to correct any Year 2000 related issues. At June 30, 1999, the committee estimated that work on its Year 2000 project was 97% complete. Management believes the risk of any internal critical system not being Year 2000 ready is low.

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

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   NONE

ITEM 5.            OTHER INFORMATION                                     NONE

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K
                   --------------------------------

                   Exhibits
                   --------
                   a.   The following exhibit is submitted herewith:

                        27 - Financial Data Schedule

                   Reports on Form 8-K
                   -------------------
                   b. A report on Form 8-K, dated June 18, 1999, was filed regarding the signing of a definitive agreement whereby the Corporation will be merged with and into Fifth Third Bancorp.


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


                                                  CNB Bancshares, Inc.
                                           -------------------------------
                                                      (Registrant)



Date   August 2, 1999               by    /s/ James J. Giancola
     ----------------------------         --------------------------------
                                           James J. Giancola,
                                           President and Chief Executive Officer



Date   August 2, 1999               by    /s/ Ralph L. Alley
     ----------------------------         --------------------------------
                                           Ralph  L.  Alley,
                                           Senior Vice President and Controller
                                           (Principal Accounting Officer)

EXHIBIT INDEX



Reg. S-K
Exhibit No.                  Description of Exhibit                Page No.
-----------                  ----------------------                --------
    27                       Financial Data Schedule                 30-31